Form 10-Q
period 1996-06-30
HOMESTEAD VILLAGE PROPERTIES INC
filed 1996-09-26
CIK 1013256

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______________ TO _____________.

                        COMMISSION FILE NUMBER 333-4455

                        HOMESTEAD VILLAGE INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                                   MARYLAND
                         (STATE OR OTHER JURISDICTION
                       OF INCORPORATION OR ORGANIZATION)

                                  74-2770966
                               (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)


                              125 LINCOLN AVENUE
                          SANTA FE, NEW MEXICO  87501
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
                                (505) 982-9292
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL
REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                        YES             NO    X
                                            --------      ---------


        THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF SEPTEMBER 25, 1996 WAS: 1,000

================================================================================

                        HOMESTEAD VILLAGE INCORPORATED
                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   Financial Information

     Item 1.   Financial Statement

               Balance Sheet - June 30, 1996 (unaudited)...................... 3

               Notes to Financial Statement (unaudited)....................... 4

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and of Results of Operations................................... 8

PART II.  Other Information

     Item 6.   Exhibits and Reports Form 8-K.................................. 9

                        HOMESTEAD VILLAGE INCORPORATED

                                 BALANCE SHEET

                                 JUNE 30, 1996

                                  (UNAUDITED)

ASSETS
Cash.......................................................................................... $1,000
                                                                                               ======

LIABILITIES AND SHAREHOLDER'S EQUITY
Commitments and contingencies
Shareholder's Equity:
        Common Stock, $.01 par value, 250,000,000 shares authorized, 1,000 shares issued
          and outstanding..................................................................... $   10
        Additional paid in capital............................................................    990
                                                                                               ------
          Total shareholder's equity..........................................................  1,000
                                                                                               ------

Total liabilities and shareholder's equity.................................................... $1,000
                                                                                               ======



                            See accompanying notes.

                        HOMESTEAD VILLAGE INCORPORATED

                            NOTES TO BALANCE SHEET

                                 JUNE 30, 1996

                                  (UNAUDITED)


1.   ORGANIZATION AND BASIS OF FINANCIAL PRESENTATION

          Homestead Village Incorporated (formerly Homestead Village Properties Incorporated), a Maryland corporation ("Homestead"), was formed on January 26, 1996 to develop, own and manage extended-stay lodging facilities under the Homestead Village(R) tradename. Homestead's extended-stay lodging rooms are designed to appeal to guests such as business travelers, professionals and others on a weekly basis, with most guests staying multiple weeks. The issuance of the initial shares was funded on April 18, 1996. There have been no operations from the date of inception through June 30, 1996.

          Homestead was formed to acquire, through a series of merger transactions, all of the extended-stay lodging assets operating or to be operated under the Homestead Village(R) tradename. The net assets related to the Homestead Village(R) properties are to be acquired through the merger of various wholly-owned subsidiaries of Security Capital Group Incorporated ("SCG"), Security Capital Pacific Trust ("PTR") and Security Capital Atlantic Incorporated ("ATLANTIC"), all affiliates of Homestead, in exchange for common stock of Homestead. PTR had 28 operating Homestead Village(R) properties, six properties under construction and 20 in pre-development planning (as defined) as of August 1, 1996. ATLANTIC had one Homestead Village(R) property in operation, six under construction and 19 in pre-development planning as of August 1, 1996. SCG will provide the trademark and development and property management expertise as well as operating systems necessary to develop, own and operate the properties.

          Homestead was initially capitalized through the issuance of 1,000 shares of $.01 par value common stock for $1,000 to SCG. As of June 30, 1996, Homestead has 250,000,000 shares of common stock, $.01 par value authorized.

     Income Taxes

          Homestead was formed as a Subchapter C corporation and, as such, will be subject to federal and any applicable state income taxes.

2.   TRANSACTIONS WITH AFFILIATES

          Homestead has entered, or will enter, into various agreements with affiliated companies in order to complete the transaction discussed above and to conduct the business of developing, owning and operating Homestead Village(R) properties.

                        HOMESTEAD VILLAGE INCORPORATED

                                  (UNAUDITED)


     Merger and Distribution Agreement

          On May 21, 1996, Homestead entered into a Merger and Distribution Agreement with PTR, ATLANTIC and SCG (collectively, the "Affiliated Companies") which provides for certain subsidiaries of the Affiliated Companies to be merged with and into Homestead in exchange for common stock. The subsidiaries of the Affiliated Companies develop, own and manage the Homestead Village(R) properties.

          Pursuant to the agreement, PTR will contribute to Homestead the net assets related to Homestead Village(R) properties in exchange for 9,485,727 shares of Homestead common stock. ATLANTIC will contribute to Homestead net assets related to Homestead Village(R) properties (as well as approximately $18.6 million in cash) in exchange for 4,201,220 shares of Homestead common stock. Homestead will issue 4,062,788 shares of Homestead common stock in exchange for certain net assets of SCG which consist primarily of the Homestead Village(R) trademark, and development and management expertise, as well as operating systems utilized in the ongoing development and operations of the extended-stay lodging facilities. Homestead will not assume any obligations related to the employees of the SCG subsidiaries including unpaid salaries, wages, benefits and any expense reimbursements.

          In conjunction with the Merger and Distribution Agreement Homestead, SCG, PTR and ATLANTIC entered into a Warrant Purchase Agreement dated May 21, 1996 whereby SCG, PTR and ATLANTIC are to receive warrants. As consideration for the Homestead warrants issued, PTR and ATLANTIC have agreed to provide additional financing to Homestead for the development of properties and SCG will provide financing for the purchase of properties to be used as extended-stay facilities for the period from the date of the Merger and Distribution Agreement through the closing of the transaction and the use of office facilities for one year. A total of 10,000,000 warrants are to be issued. Each Homestead warrant may be used to purchase one share of Homestead common stock for $10 per share, may be exercised at any time and will expire twelve months from the record date for the distribution of the Homestead common stock and Homestead warrants to the shareholders of PTR and ATLANTIC.

          PTR and ATLANTIC will receive all of their shares of Homestead common stock at the closing of the transaction. SCG is to receive 1,819,750 shares of Homestead common stock based on the ratio of actual funding provided by PTR and ATLANTIC at the closing of the transaction to the total expected funding to be provided upon completion of the properties acquired from PTR and ATLANTIC. The remaining 2,243,038 shares of Homestead common stock will be issued to and held in escrow by an appointed escrow agent. The escrowed shares will be transferred to SCG pro rata upon the completion of PTR's and ATLANTIC's remaining funding commitments. In the event not all of the funding commitments are provided to Homestead by PTR and ATLANTIC, the remaining shares of Homestead common stock not transferred to SCG will be returned to Homestead along with any dividends paid on such shares. The escrow agent will vote all shares of Homestead common stock held in the escrow account proportionately in accordance with the vote of all other Homestead shareholders as instructed by Homestead. In the event that

                        HOMESTEAD VILLAGE INCORPORATED

                                  (UNAUDITED)


instructions are not received, the escrow agent will not vote such shares.

          All shares of Homestead common stock and Homestead warrants issued to PTR and ATLANTIC in connection with the transaction will be issued directly to a distribution agent for the benefit of the holders of PTR and ATLANTIC common stock on the record date of the distribution, which date will be established on or after the closing of the transaction. The remaining shares of Homestead common stock and Homestead warrants will be issued directly to SCG and the escrow agent.

          The costs associated with the transaction are to be paid by the party incurring the expense, except for those costs related to filing, printing and distributing proxy and prospectus materials which will be paid 63.64%, 28.18%, and 8.18% by PTR, ATLANTIC and SCG, respectively.

          In conjunction with the Merger and Distribution Agreement, Homestead will assume contractual obligations including development contracts. At June 30, 1996, the PTR subsidiary had approximately $24.3 million and at June 30, 1996 the ATLANTIC subsidiary had approximately $16.4 million of unfunded development commitments for developments under construction.

          The Merger and Distribution Agreement has been approved by the shareholders of PTR and ATLANTIC. The closing of the transaction is subject to the conditions contained in the Merger and Distribution Agreement.

     Funding Commitment Agreements

          Pursuant to funding commitment agreements to be dated as of the closing (the "Funding Commitment Agreements") each of PTR and ATLANTIC will agree to make mortgage loans to Homestead of up to $144,044,620 and $98,028,471, respectively. The obligations of PTR and ATLANTIC are limited to a specific dollar amount for each property identified in the respective Funding Commitment Agreements. Upon any determination by Homestead to commence development of a property identified in the Funding Commitment Agreement, Homestead is required to notify PTR or ATLANTIC, as the case may be, and PTR or ATLANTIC, as the case may be, is required to endeavor in good faith to fund up to the full amount of its obligation with respect to such property. Homestead is required to complete the development of such property consistent with the development plans for such property. Each mortgage loan issued by Homestead pursuant to a Funding Commitment Agreement will be convertible into shares of Homestead common stock on the basis of one share of Homestead common stock for every $11.50 of principal outstanding on the mortgage loan. The obligation of Homestead to call for funding of, and the obligations of PTR and ATLANTIC to provide funding for, the mortgage loans expires on March 31, 1998, except with respect to properties for which Homestead has given notice that it intends to develop. Interest on the mortgage loans accrues at the rate of 9% on the unpaid principal balance, payable every six months. The mortgages are scheduled to mature on October 31, 2006, and are not callable until five years after the closing. Homestead has pledged substantially all of its assets as collateral for the mortgage loans.

          Pursuant to each Funding Commitment Agreement, PTR and ATLANTIC will provide Homestead aggregate funding on such developments in the amounts of up to approximately $129 million and $111 million, respectively, which amounts are anticipated to be sufficient to complete the development of the respective Homestead Village (R) facilities contributed by them. PTR and ATLANTIC will receive convertible mortgage notes in respect of such fundings in stated amounts of up to approximately $144 million and $98 million, respectively. The effect of these provisions is that PTR will fund $898,000 for each $1,000,000 principal amount of convertible mortgage loans and ATLANTIC will fund $1,133,535 for each $1,000,000 principal amount of convertible mortgage loans.

3.   COMMITMENTS AND CONTINGENCIES

     Finder's Agreements

          In conjunction with the Merger and Distribution Agreement, PTR will assign its rights and obligations pursuant to a series of agreements with an unaffiliated person ("Finder") who developed the Homestead concept, and who has performed certain services. The agreements which expire February 5, 2043, provide for the payment of fees to Finder as follows: (i) $535,000 annually with respect to the four properties for which Finder assisted in the location, development and initial operations; (ii) an annual amount of $7,500 per property (subject to certain conditions as defined in the agreements) for assistance in site location with respect to the first 35 properties constructed (other than the four properties referred to in (i) above); (iii) 20% of the net proceeds as defined per the agreements, upon the sale of the four properties noted in (i) above to an unaffiliated third party; and (iv) 10% of the net proceeds as defined per the agreement, upon the sale of the additional 35 properties to an unaffiliated third party. No such sales have occurred to date. Effective December 1994, the agreement to assist in the site location of any additional properties beyond the 35 properties was terminated. Additionally, Finder has agreed not to compete, directly or indirectly, with the Homestead Village(R) properties in certain states in which PTR and ATLANTIC do business through December 31, 1996.

                        HOMESTEAD VILLAGE INCORPORATED

                                  (UNAUDITED)


     Rights Agreement

          On May 16, 1996 the Homestead Board of Directors declared and paid a dividend of one purchase right as defined per the Rights Agreement for each share of Homestead common stock outstanding to the holders of Homestead common stock of record on that date. The shares of Homestead common stock issued after May 16, 1996 and before the expiration of the purchase rights (May 16, 2006), will also be entitled to one purchase right for each share issued. Each purchase right entitles the holder to purchase one-hundredth of a participating preferred share of Homestead at $50, subject to adjustment as defined in the agreement. The Board of Directors of Homestead through its Articles of Incorporation is authorized to issue one or more series and to determine the number of preferred shares of each series and the rights of each series. The purchase rights will be exercisable only after a person or group of affiliated persons acquires 20% or more of the outstanding shares of common stock or offers to acquire 25% or more.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          Homestead was formed on January 26, 1996 to develop, own and manage extended-stay lodging facilities under the Homestead Village(R) tradename. The issuance of the initial shares was funded on April 18, 1996. There have been no operations from the date of inception through June 30, 1996.

          Homestead was formed to acquire, through a series of merger transactions, all of the extended-stay lodging assets operating or to be operated under the Homestead Village(R) tradename. The net assets related to the Homestead Village properties are to be acquired through the merger of various wholly-owned subsidiaries of Security Capital Group Incorporated ("SCG"), Security Capital Pacific Trust ("PTR") and Security Capital Atlantic Incorporated ("ATLANTIC"), all affiliates of Homestead, into and with Homestead, in exchange for common stock of Homestead. PTR had 28 operating Homestead Village(R) properties, six properties under construction and 20 in pre-development planning as of August 1, 1996. ATLANTIC had one Homestead Village property in operation, six under construction and 19 in pre-development planning as of August 1, 1996. SCG will provide the trademark and development and property management expertise as well as operating systems necessary to develop, own and operate the properties.

          On May 21, 1996, Homestead entered into a Merger and Distribution Agreement with PTR, ATLANTIC and SCG (collectively, the "Affiliated Companies") which provides for certain subsidiaries (referred to herein as the PTR-Homestead Village Group, the ATLANTIC-Homestead Village Group and the SCG-Homestead Village Group, respectively) of the Affiliated Companies to be merged with and into Homestead in exchange for common stock. The subsidiaries of the Affiliated Companies develop, own and manage the Homestead Village(R) properties. On September 12, and 13, 1996 the shareholders of PTR and ATLANTIC, respectively, approved the Merger and Distribution Agreement.

LIQUIDITY AND CAPITAL RESOURCES

          Homestead will assume approximately $77 million in convertible mortgage loans at the closing which are owed by PTR subsidiaries to PTR. Subsequent to the closing of the transaction Homestead expects to finance future construction, development and land acquisitions primarily from convertible mortgage loans from PTR and ATLANTIC (up to approximately $129 million and $111 million total remaining funding commitments, respectively) for Homestead Village(R) properties to be acquired in the merger; exercise of Homestead warrants with an aggregate exercise price of approximately $48 million by SCG; from a cash payment by ATLANTIC at the date of the closing of the merger of up to $18.6 million; possible exercise of Homestead warrants by other warrant holders; cash from operations; and cash from potential securities offerings.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  27 - Financial Data Schedule

        (b) No reports on Form 8-K were filed during this period.

                                  SIGNATURES

          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.


                                      Homestead Village Incorporated


Date:  September 26, 1996



                                      /s/ Robert E. Clark
                                      -----------------------------------------
                                      Robert E. Clark, Vice President and Duly
                                      Authorized Officer and Principal Financial
                                      Officer