Form 10-Q
period 1996-09-30
HOMESTEAD VILLAGE INC
filed 1996-11-14
CIK 1013256

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM        TO       .

                        COMMISSION FILE NUMBER 1-12269

                        HOMESTEAD VILLAGE INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                              74-2770966
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

                       2030 POWERS FERRY ROAD, SUITE 222
                               ATLANTA, GA 30339
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                (770) 303-2200
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                              125 LINCOLN AVENUE
                          SANTA FE, NEW MEXICO 87501
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
                                 Yes  X  No

  The number of shares outstanding of the Registrant's common stock as of November 8, 1996 was: 18,249,735

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         HOMESTEAD VILLAGE INCORPORATED

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
  PART I. Financial Information
  Item 1. Financial Statements
          Condensed Balance Sheet--September 30, 1996 (Unaudited)......      3
          Condensed Statement of Operations--Three Months Ended
          September 30, 1996 and the Period from Inception (January 26,
          1996) through September 30, 1996 (Unaudited).................      4
          Condensed Statement of Cash Flows--Period from Inception
          (January 26, 1996) through September 30, 1996 (Unaudited)....      5
          Notes to Condensed Financial Statements (Unaudited)..........      6
          Independent Accountants' Review Report.......................     10
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     11
 PART II. Other Information
  Item 6. Exhibits and Reports on Form 8-K.............................     12

                         HOMESTEAD VILLAGE INCORPORATED

                            CONDENSED BALANCE SHEET

                               SEPTEMBER 30, 1996
                                  (UNAUDITED)

                              ASSETS
                              ------
Cash and cash equivalents.......................................... $3,014,618
                                                                    ----------
    Total current assets...........................................  3,014,618
                                                                    ----------
Real estate investment--development in planning....................  1,586,390
Capitalized pre-acquisition costs, including $1,516,000 of funds with title companies for property acquisitions....................  2,095,010
Other assets.......................................................     98,773
                                                                    ----------
    Total assets................................................... $6,794,791
                                                                    ==========
          LIABILITIES AND SHAREHOLDER'S EQUITY (DEFICIT)
          ----------------------------------------------
Current liabilities:
  Note payable to affiliate........................................ $6,162,179
  Due to affiliates................................................    683,735
  Accrued interest payable to affiliate............................     28,086
  Accrued expense..................................................     10,000
                                                                    ----------
    Total current liabilities......................................  6,884,000
                                                                    ----------
Commitments and contingencies
Shareholder's equity (deficit):
  Common Stock, $.01 par value, 250,000,000 shares authorized,
   1,000 shares issued and outstanding.............................         10
  Additional paid in capital.......................................        990
  Deficit..........................................................    (90,209)
                                                                    ----------
    Total shareholder's equity (deficit)...........................    (89,209)
                                                                    ----------
    Total liabilities and shareholder's equity (deficit)........... $6,794,791
                                                                    ==========


                            See accompanying notes.

                         HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENT OF OPERATIONS

                     THREE MONTHS ENDED SEPTEMBER 30, 1996
                                      AND
                  THE PERIOD FROM INCEPTION (JANUARY 26, 1996)
                           THROUGH SEPTEMBER 30, 1996
                                  (UNAUDITED)

Interest income...................................................... $  6,390
                                                                      --------
Expenses:
  General and administrative expense.................................   10,000
  Interest expense, net of amounts capitalized.......................   21,755
  Pursuit costs written off..........................................   64,844
                                                                      --------
    Total expenses...................................................   96,599
                                                                      --------
Loss before taxes....................................................  (90,209)
Income taxes.........................................................      --
                                                                      --------
Net loss............................................................. $(90,209)
                                                                      ========
Weighted average shares outstanding..................................    1,000
                                                                      ========
Net loss per share................................................... $ (90.21)
                                                                      ========



                            See accompanying notes.

                        HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENT OF CASH FLOWS

                   PERIOD FROM INCEPTION (JANUARY 26, 1996)
                          THROUGH SEPTEMBER 30, 1996
                                  (UNAUDITED)

Operating activities:
  Net loss........................................................ $   (90,209)
  Reconciliation of net loss to net cash used in operating
   activities:
    Increase in accrued interest payable to affiliate.............      28,086
    Increase in accrued expense...................................      10,000
                                                                   -----------
      Net cash used in operating activities.......................     (52,123)
                                                                   -----------
Investing activities:
  Increase in capitalized pre-acquisition costs...................  (1,510,048)
  Real estate investment--development in planning.................  (1,586,390)
                                                                   -----------
      Net cash used in investing activities.......................  (3,096,438)
                                                                   -----------
Financing activities:
  Proceeds from note payable to affiliate.........................   6,162,179
  Sale of common stock............................................       1,000
                                                                   -----------
      Net cash provided by financing activities...................   6,163,179
                                                                   -----------
Net increase in cash and cash equivalents.........................   3,014,618
Cash and cash equivalents at beginning of period..................         --
                                                                   -----------
Cash and cash equivalents at end of period........................ $ 3,014,618
                                                                   ===========
Noncash investing and financing activities:
  Capitalized pre-acquisition costs and other assets paid by
   affiliates..................................................... $   683,735
                                                                   ===========


                            See accompanying notes.

                        HOMESTEAD VILLAGE INCORPORATED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1996
                                  (UNAUDITED)

1. ORGANIZATION AND BASIS OF FINANCIAL PRESENTATION

  Homestead Village Incorporated (formerly Homestead Village Properties Incorporated), a Maryland corporation ("Homestead"), was formed on January 26, 1996 to develop, own and manage extended-stay lodging facilities under the Homestead Village(R) trademark. Homestead's extended-stay lodging rooms are designed to appeal to guests such as business travelers, professionals and others on a weekly basis, with most guests staying multiple weeks. The issuance of the initial shares was funded on April 18, 1996. There were no operations from the date of inception through June 30, 1996. Subsequent to June 30, 1996, Homestead was in pursuit of development opportunities outside of those projects which are the subject of the merger described hereinafter. As of September 30, 1996, Homestead had acquired and commenced development activities on one parcel of land.

  Homestead was formed to acquire, through a series of merger transactions, all of the extended-stay lodging assets operating or to be operated under the Homestead Village trademark. The net assets related to the Homestead Village properties were acquired through the merger of various wholly-owned subsidiaries of Security Capital Group Incorporated ("SCG"), Security Capital Pacific Trust ("PTR") and Security Capital Atlantic Incorporated ("ATLANTIC"), all affiliates of Homestead, in exchange for common stock of Homestead. PTR had 28 operating Homestead Village properties, 11 under construction and 15 in planning (or the rights to acquire such properties) as of September 30, 1996. ATLANTIC had one Homestead Village property in operation, 8 under construction and 17 in planning (or the rights to acquire such properties) as of September 30, 1996. The merger agreement closed on October 17, 1996. SCG provided the trademark and development and property management expertise as well as operating systems necessary to develop, own and operate the properties.

  Homestead was initially capitalized through the issuance to SCG of 1,000 shares of common stock, $.01 par value, for $1,000. As of September 30, 1996, Homestead had 250,000,000 shares of common stock authorized.

 Cash and Cash Equivalents

  Homestead considers all cash on hand, demand deposits with financial institutions and short term, highly liquid investments with original maturities of three months or less to be cash equivalents.

 Real Estate

  Real estate is carried at cost. Costs directly related to the development of real estate are capitalized. Costs incurred in connection with the pursuit of unsuccessful developments are expensed at the time the pursuit is abandoned.

 Income Taxes

  Under the asset and liability method of accounting for income taxes, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets, including net operating loss carryforwards, and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                         HOMESTEAD VILLAGE INCORPORATED

  Homestead is unable to estimate when it will realize the benefits of its deferred tax asset from the net loss carryforward generated in the period ended September 30, 1996. Accordingly, Homestead has established a valuation allowance to reflect this uncertainty.

 General

  In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Homestead's condensed financial statements for the interim period presented. The results of operations for the three month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year, especially as in regards to the effects of the mergers discussed herein.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. TRANSACTIONS WITH AFFILIATES

  Homestead has entered into various agreements with affiliated companies in order to complete the transaction discussed below and to conduct the business of developing, owning and operating Homestead Village properties.

 Merger and Distribution Agreement

  On May 21, 1996, Homestead entered into a Merger and Distribution Agreement (the "Merger Agreement") with PTR, ATLANTIC and SCG (collectively, the "Affiliated Companies") which provided for certain subsidiaries of the Affiliated Companies to be merged with and into Homestead in exchange for common stock. The Merger Agreement was approved by the shareholders of PTR and ATLANTIC in September 1996 and the closing of the transaction occurred October 17, 1996. The subsidiaries of the Affiliated Companies developed, owned and managed the Homestead Village properties prior to the closing of the mergers.

  Pursuant to the Merger Agreement, PTR contributed to Homestead the net assets related to Homestead Village properties in exchange for 9,485,727 shares of Homestead common stock. ATLANTIC contributed to Homestead net assets related to Homestead Village properties (as well as approximately $16.8 million in cash) in exchange for 4,201,220 shares of Homestead common stock. Homestead issued 4,062,788 shares of Homestead common stock in exchange for certain net assets of SCG which consisted primarily of the Homestead Village trademark, and development and management expertise, as well as operating systems utilized in the ongoing development and operations of the extended-stay lodging facilities. Homestead did not assume any obligations related to the employees of the SCG subsidiaries including unpaid salaries, wages, benefits and any expense reimbursements.

  PTR and ATLANTIC received all of their shares of Homestead common stock at the closing of the transaction. SCG received 1,911,896 shares of Homestead common stock based on the ratio of actual funding provided at the closing of the transaction by PTR and ATLANTIC to the total expected funding of PTR and ATLANTIC. The remaining 2,150,892 shares of Homestead common stock were issued to and are held in escrow by an escrow agent. The escrowed shares will be transferred to SCG pro rata upon the completion of PTR's and ATLANTIC's remaining funding commitments. In the event not all of the funding commitments are provided to Homestead by PTR and ATLANTIC, the remaining shares of Homestead common stock not transferred to SCG will be returned to Homestead along with the dividends, if any, paid on such shares. The escrow agent will vote all shares of Homestead common stock held in the escrow account proportionately in accordance with the vote of all other Homestead shareholders as instructed by Homestead. In the event that instructions are not received, the escrow agent will not vote such shares.

                         HOMESTEAD VILLAGE INCORPORATED

  In conjunction with the Merger Agreement, Homestead, SCG, PTR and ATLANTIC entered into a Warrant Purchase Agreement dated May 21, 1996 whereby SCG, PTR and ATLANTIC received warrants based on the relative fair value of the assets each contributed in the transaction. A total of 10,000,000 warrants were issued. The Homestead warrants may be used to purchase Homestead common stock for $10 per share, may be exercised at any time and will expire October 29, 1997. As consideration for the Homestead warrants issued, PTR and ATLANTIC agreed to provide additional funding to Homestead for the development of properties and SCG has provided financing for the purchase of properties to be used as extended-stay facilities for the period from the date of the Merger Agreement through October 17, 1996 and the use of office facilities for one year.

  All shares of Homestead common stock and Homestead warrants issued to PTR and ATLANTIC in connection with the transaction were issued directly to a distribution agent for the benefit of the holders of PTR and ATLANTIC common stock on October 29, 1996, the record date of the distribution, and are to be distributed to their respective shareholders on November 12, 1996.

  The costs associated with the transaction are to be paid by the party incurring the expense, except for those costs related to filing, printing and distributing proxy and prospectus materials which will be paid 63.64%, 28.18%, and 8.18% by PTR, ATLANTIC and SCG, respectively.

  In conjunction with the Merger Agreement, Homestead assumed contractual obligations including development contracts. At September 30, 1996, the PTR subsidiary had approximately $39.3 million, and the ATLANTIC subsidiary had approximately $34.4 million, of unfunded development commitments for developments under construction.

 Funding Commitment Agreements

  Pursuant to funding commitment agreements dated as of the closing (the "Funding Commitment Agreements") each of PTR and ATLANTIC agreed to make mortgage loans to Homestead of up to approximately $142,000,000 and $98,000,000, respectively. The obligations of PTR and ATLANTIC are limited to a specific dollar amount for each property identified in the respective Funding Commitment Agreements. Upon any determination by Homestead to commence development of property identified in the Funding Commitment Agreement, Homestead is required to notify PTR and ATLANTIC, as the case may be, and PTR and ATLANTIC, as the case may be, is required to endeavor in good faith to fund up to the full amount of its obligation with respect to such property. Homestead is required to complete the development of such property consistent with the development plans for such property. Each mortgage loan issued by Homestead pursuant to a Funding Commitment Agreement will be convertible into shares of Homestead common stock on the basis of one share of Homestead common stock for every $11.50 of principal outstanding on the mortgage loan. The obligation of Homestead to call for funding of, and the obligations of PTR and ATLANTIC to provide funding for, the mortgage loans expires on March 31, 1998, except with respect to properties for which Homestead has given notice that it intends to develop. Interest on the mortgage loans accrues at the rate of 9% on the unpaid principal balance, payable every six months. The mortgages are scheduled to mature on October 31, 2006, and are not callable until May 28, 2001. Homestead has pledged substantially all of its assets as collateral for the mortgage loans.

  Pursuant to each Funding Commitment Agreement, PTR and ATLANTIC will provide Homestead aggregate funding on such developments in the amounts of up to approximately $128 million and $111 million, respectively, which amounts are anticipated to be sufficient to complete the development of the respective Homestead Village(R) properties contributed by them. PTR and ATLANTIC will receive convertible mortgage notes in respect of such fundings in stated amounts of up to approximately $142 million and $98 million, respectively. The effect of these provisions is that PTR will fund $898,340 for each $1,000,000 principal amount of convertible mortgage loans and ATLANTIC will fund $1,133,535 for each $1,000,000 principal amount of convertible mortgage loans.

                         HOMESTEAD VILLAGE INCORPORATED

 Due to Affiliates

  Amounts due to affiliates were due to ATLANTIC for $398,292 and to PTR for $186,670 and were reimbursed subsequent to the balance sheet date. Such amounts represent pre-acquisition costs for projects under pursuit by Homestead outside the properties subject to the mergers. A total of $98,773 was due to SCG for offering and organizational costs and was reimbursed subsequent to the balance sheet date.

 Note Payable to Affiliate

  The note payable to affiliate was an unsecured demand note due to a wholly-owned subsidiary of SCG, which provided for up to $10,000,000 in total borrowings. The note bore interest at prime plus .25% per annum (8.50% at September 30, 1996), payable on demand. Interest of $16,841 was previously paid by advances on the note. On October 17, 1996 the note and all accrued interest were paid in full.

 Interest Expense

  Interest paid in cash on all outstanding debt for the period from inception (January 26, 1996) through September 30, 1996 was $16,841. Interest incurred on all outstanding debt for the period from inception (January 26, 1996) through September 30, 1996 was $44,928, of which $23,173 was capitalized during development.

3. COMMITMENTS AND CONTINGENCIES

 Finder's Agreements

  In conjunction with the Merger Agreement, PTR assigned its rights and obligations pursuant to a series of agreements with an unaffiliated person ("Finder") who developed the Homestead Village(R) concept, and has performed certain services. The agreements which expire February 5, 2043, provide for the payment of fees to Finder as follows: (i) $535,000 annually with respect to the four properties for which Finder assisted in the location, development and initial operations; (ii) an annual amount of $7,500 per property (subject to certain conditions as defined in the agreements) for assistance in site location with respect to the first 35 properties constructed (other than the four properties referred to in (i) above); (iii) 20% of the net proceeds as defined per the agreements, upon the sale of the four properties noted in (i) above to an unaffiliated third party; and (iv) 10% of the net proceeds as defined per the agreement, upon the sale of the additional 35 properties to an unaffiliated third party. No such sales have occurred to date. Effective December 1994, the agreement to assist in the site location of any additional properties beyond the 35 properties was terminated. Additionally, Finder has agreed not to compete, directly or indirectly, with the Homestead Village(R) properties in certain states in which PTR and ATLANTIC do business through December 31, 1996.

 Rights Agreement

  On May 16, 1996 the Homestead Board of Directors declared and paid a dividend of one purchase right as defined per the Rights Agreement for each share of Homestead common stock outstanding to the holders of Homestead common stock of record on that date. The shares of Homestead common stock issued after May 16, 1996 and before the expiration of the purchase rights (May 16, 2006), will also be entitled to one purchase right for each share issued. Each purchase right entitles the holder to purchase one-hundredth of a participating preferred share of Homestead at $50, subject to adjustment as defined in the Rights Agreement. The Board of Directors of Homestead through its Articles of Incorporation is authorized to issue one or more series and to determine the number of preferred shares of each series and the rights of each series. The purchase rights will be exercisable only after a person or group of affiliated persons other than SCG, PTR, or ATLANTIC acquires 20% or more of the outstanding shares of Homestead common stock or offers to acquire 25% or more.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholder
Homestead Village Incorporated:

  We have reviewed the accompanying condensed balance sheet of Homestead Village Incorporated as of September 30, 1996, the condensed statement of operations and condensed statement of cash flows for the three months ended September 30, 1996 and the period from inception (January 26, 1996) through September 30, 1996. These financial statements are the responsibility of the company's management.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements for them to be in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Dallas, Texas
November 8, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Among the important factors that could cause Homestead's actual results to differ materially from those expressed in the forward-looking statements are (i) changes in general economic conditions in the markets that could impact demand for Homestead's product and (ii) changes in financial markets and interest rates that could adversely affect Homestead's cost of capital and its ability to meet its financing needs and obligations.

OVERVIEW

  Homestead was formed on January 26, 1996 to develop, own and manage extended-stay lodging facilities under the Homestead Village(R) trademark. The issuance of the initial shares was funded on April 18, 1996. There were no operations from the date of funding through June 30, 1996. Subsequent to June 30, 1996 Homestead was in pursuit of development opportunities outside of those projects which were the subject of the merger described below. As of September 30, 1996 Homestead had acquired and commenced development activities on one parcel of land.

  On May 21, 1996, Homestead entered into a Merger and Distribution Agreement with Security Capital Group Incorporated ("SCG"), Security Capital Pacific Trust ("PTR") and Security Capital Atlantic Incorporated ("ATLANTIC") (collectively, the "Affiliated Companies") which provided for certain subsidiaries of the Affiliated Companies to be merged with and into Homestead in exchange for common stock. The subsidiaries of the Affiliated Companies developed, owned and managed Homestead Village(R) properties. On September 12, and 13, 1996 the shareholders of PTR and ATLANTIC, respectively, approved the Merger and Distribution Agreement.

  Homestead's acquisition of all of the extended-stay lodging assets operating or to be operated under the Homestead Village(R) trademark occurred October 17, 1996. PTR had 28 operating Homestead Village(R) properties, 11 under construction and 15 in planning as of September 30, 1996. ATLANTIC had one Homestead Village property in operation, 8 under construction and 17 in planning as of September 30, 1996. SCG provided the trademark and development and property management expertise as well as operating systems necessary to develop, own and operate the properties.

LIQUIDITY AND CAPITAL RESOURCES

  Homestead assumed approximately $79 million in convertible mortgage loans at the closing which were owed by PTR subsidiaries to PTR. Subsequent to the closing of the transaction, Homestead expects to finance future construction, development and land acquisitions primarily from convertible mortgage loans from PTR and ATLANTIC for Homestead Village(R) properties acquired in the merger (up to approximately $128 million and $111 million total remaining funding commitments, respectively); exercise of Homestead warrants with an aggregate exercise price of approximately $47 million by SCG; from a cash payment by ATLANTIC at the date of the closing of the merger of approximately $16.8 million; possible exercise of approximately $53 million of Homestead warrants by other warrant holders at an exercise price of $10 per share; cash from operations; and cash from potential securities offerings.

                           PART II--OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)4.1    Warrant Agreement, dated as of October 17, 1996, by and
               between Homestead Village Incorporated and The First Na-
               tional Bank of Boston, as warrant agent, including form of warrant certificate
        4.3    Amended and Restated Promissory Note by PTR Homestead Vil-
               lage Incorporated in favor of Security Capital Pacific
               Trust
        4.4    Amended and Restated Promissory Note by PTR Homestead Vil-
               lage Limited Partnership in favor of Security Capital Pa-
               cific Trust
        4.5    Additional Corporate Promissory Note by Atlantic Homestead
               Village Incorporated in favor of Security Capital Atlantic
               Incorporated
        4.6    Consolidated Amended and Restated Promissory Note by At-
               lantic Homestead Village Incorporated in favor of Security
               Capital Atlantic Incorporated
        4.7    Amended and Restated Promissory Note by Atlantic Homestead
               Village Limited Partnership in favor of Security Capital
               Atlantic Incorporated
       10.1    Protection of Business Agreement, dated as of October 17,
               1996, by and among Security Capital Atlantic Incorporated,
               Security Capital Pacific Trust, Security Capital Group In-
               corporated and Homestead Village Incorporated
       10.2    Investor Agreement, dated as of October 17, 1996, by and
               between Homestead Village Incorporated and Security Capi-
               tal Group Incorporated
       10.3    Funding Commitment Agreement, dated October 17, 1996, by
               and between Security Capital Pacific Trust and Homestead
               Village Incorporated
       10.4    Funding Commitment Agreement dated October 17, 1996 by and between Security Capital Atlantic Incorporated and Home-
               stead Village Incorporated
       10.5    Guaranty of Completion and Payment, dated as of October
               17, 1996, by Homestead Village Incorporated to Security
               Capital Pacific Trust
       10.7    Investor and Registration Rights Agreement, dated as of
               October 17, 1996, between Homestead Village Incorporated
               and Security Capital Atlantic Incorporated
       10.8    Investor and Registration Rights Agreement, dated as of
               October 17, 1996, between Homestead Village Incorporated
               and Security Capital Pacific Trust
       10.9    Escrow Agreement, dated October 17, 1996, among Homestead
               Village Incorporated, Security Capital Group Incorporated
               and State Street Bank and Trust Company
       10.10   Guaranty of Completion and Payment, dated as of October
               17, 1996, by Homestead Village Incorporated to Security
               Capital Atlantic Incorporated
       10.11   Administrative Services Agreement, dated as of October 17,
               1996, by and between Homestead Village Incorporated and SC
               Group Incorporated
       27      Financial Data Schedule

  (b) No reports on Form 8-K were filed during this period.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Homestead Village Incorporated

                                          /s/ Robert E. Clark
                                          -------------------------------------
                                          Robert E. Clark, Vice President
                                           (Duly
                                           Authorized Officer), Treasurer and
                                           Controller (Principal Financial and
                                           Accounting Officer)

Date: November 14, 1996