Form 10-K
period 1996-12-31
HOMESTEAD VILLAGE INC
filed 1997-03-28
CIK 1013256

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER 1-12269

                        HOMESTEAD VILLAGE INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                              74-2770966
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

                            2030 POWERS FERRY ROAD
                            ATLANTA, GEORGIA 30339
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)
                                (770) 303-2200
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                 NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS       ON WHICH REGISTERED
        -------------------     -----------------------
      Shares of Common Stock,
       par value $.01 per
       share                    American Stock Exchange
      Warrants to Purchase
       Shares of Common Stock   American Stock Exchange
      Preferred Share Purchase
       Rights                   American Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    X    No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  Based on the closing price of the registrant's Common Stock on March 24, 1997, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $136,193,772.

  At March 24, 1997, there were 21,194,583 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the 1997 annual meeting of its shareholders are incorporated by reference in Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF COMMENTS

 ITEM                             DESCRIPTION                               PAGE
 ----                             -----------                               ----
                                     PART I
  1.  Business...........................................................     1
        Homestead Village Incorporated...................................     1
        History..........................................................     2
        The Properties...................................................     3
        Growth and Development Strategy..................................     4
        Operating System.................................................     5
        Administrative Services Agreement................................     6
        Industry Overview................................................     6
        Competition......................................................     7
        Environmental Matters............................................     8
        Governmental Regulation..........................................     8
        Trademarks.......................................................     8
        Insurance........................................................     9
        Employees........................................................     9
        Executive Officers of Homestead..................................     9
        Other Officers of Homestead......................................    10
  2.  Properties.........................................................    12
        Geographic Distribution..........................................    12
        Properties Portfolio.............................................    13
  3.  Legal Proceedings..................................................    17
  4.  Submission of Matters to a Vote of Security Holders................    17
                                    PART II
        Market for the Registrant's Common Equity and Related Stockholder
  5.  Matters............................................................    17
  6.  Selected Financial Data............................................    18
          Management's Discussion and Analysis of Financial Condition and
  7.  Results of Operations..............................................    19
        Overview.........................................................    19
        Homestead Investments............................................    20
        Current Development Activity.....................................    21
        Results of Operations for the Years Ended December 31, 1996, 1995
      and 1994...........................................................    22
        Environmental Matters............................................    24
        Liquidity and Capital Resources..................................    24
        Seasonality and Inflation........................................    26
        Dividends........................................................    26
  8.  Financial Statements and Supplementary Data........................    26
  9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure Matters......................................    26
                                    PART III
 10.  Directors and Executive Officers of the Registrant.................    26
 11.  Executive Compensation.............................................    26
 12.  Security Ownership of Certain Beneficial Owners and Management.....    26
 13.  Certain Relationships and Related Transactions.....................    26
                                    PART IV
 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....    27

                                    PART I

ITEM 1. BUSINESS

HOMESTEAD VILLAGE INCORPORATED

  Homestead Village Incorporated ("Homestead") is committed to creating significant shareholder value by becoming the leading developer, owner and operator of moderate priced, extended-stay lodging properties throughout the United States. Homestead believes that the extended-stay segment of the lodging industry offers excellent growth opportunity because of a limited number of purpose-built properties and rising consumer awareness. Homestead believes it is well positioned to achieve significant market share in the extended-stay industry by targeting markets that demonstrate strong demographics and providing extended-stay customers with a consistently high standard of service and value-conscious pricing.

  Homestead offers a carefully designed, purpose-built product targeted at the business traveler on temporary assignment, undergoing relocation or in training. Homestead Village properties are designed to offer excellent location and site livability, convenient access to major employment centers and retail support services, and a residential environment that is attractive, well landscaped and secure.

  The extended-stay segment of the lodging industry is a high-growth business, and Homestead believes it is well positioned to become the leading provider of moderate priced, extended-stay lodging. Homestead has the people and the processes in place to achieve significant market share. Homestead's strategy for future growth is focused on (i) developing new properties and efficiently delivering them to the market place, (ii) increasing weekly rates at the property level by matching its product to customers' expectations, and (iii) improving operating margins through its proprietary operating systems. Homestead believes that its product, locations, corporate commitment to customer service and value-conscious pricing will help Homestead meet its objectives.

  As of December 31, 1996, Homestead owned and operated 31 properties in eight cities, had begun construction on 41 additional properties and had an additional eight properties in planning and owned and 44 in planning and under control, for a total of 124 properties in 34 cities. Through mid March 1997, Homestead has completed construction on and opened three additional properties. Subsequent to December 31, 1996 Homestead closed on the purchase of four sites for development. Homestead expects to have a total of 79 properties in operation at the end of 1997 and expects to start construction on 40 to 50 new properties annually through the year 2000. In addition, its development staff of 59 professionals is continually reviewing additional development opportunities.

  Homestead seeks to offer a purpose-built, standardized product for the value-conscious business traveler on temporary assignment, undergoing relocation or in training. Homestead properties offer excellent location and site livability, convenient access to the targeted business base and retail support services, and an environment that is attractive, well-landscaped and secure. Homestead property-level employees participate in rigorous training programs whose goal is to ensure continuous improvement in guest experience and that each guest stay is consistently pleasant and enjoyable. Room layouts and guest amenities have been designed specifically for the special needs of the extended-stay customer and are offered at affordable prices.

  Homestead is founded on research. The Homestead product was conceived and has evolved to meet customer needs through research, testing and the operating experience gained through the development and operation of 31 properties over the past five years. Homestead believes its operating experience and its affiliation with Security Capital Investment Research Incorporated ("Security Capital Investment Research") allow it to more effectively target markets where supply and demand factors permit high occupancies at increasing weekly rates. Homestead targets submarkets that exhibit strong employment and demographic trends in selecting locations with barriers to extensive competitive development. Homestead believes it brings a strategic discipline to determining an investment focus which provides favorable initial returns and long-term growth prospects. Through its Investment Committee, described below, and due diligence process, Homestead employs uniform systems and procedures to achieve its investment goals.

  Research indicates that guests primarily stay at a Homestead Village for work-related reasons, the largest proportion of which relate to temporary business assignments. The typical Homestead Village guest is a professional or mid-level manager with an annual income in excess of $50,000. Homestead Village properties have been designed to address specific demographic and business trends, including an increased focus on managing corporate overhead and expenses, the outsourcing of services and a more mobile work force. These factors, combined with growing consumer awareness of the extended-stay alternative to traditional hotels, should substantially increase the demand for extended-stay lodging. Homestead believes that it can meet a significant share of that demand by offering its customers a consistent product and exceptional service at an attractive price.

  Homestead believes that the Homestead Village brand identity and the market opportunity in extended-stay lodging is best served by a property specifically designed and built to Homestead's standards and specifications. Accordingly, while Homestead intends to be an active national developer, it has no plans or intention to acquire existing extended-stay properties or to convert other existing lodging properties to extended-stay use. To ensure maximum control over the brand identity and quality of operations, Homestead has no plans or intention to franchise the Homestead Village concept.

  Homestead minimizes development risks by having zoning, site planning, construction budgets and similar risks resolved or assumed by third parties prior to Homestead's commitment to a real estate transaction. Homestead incorporates into its development process certain proprietary technologies, design and purchasing aimed at enhancing occupancy and rate growth while reducing ongoing maintenance costs. Homestead has had the opportunity to evaluate and refine its product through its history of development. Homestead focuses on the quality of construction, materials and design with a view towards minimizing long-term operation and maintenance costs. Homestead uses independent general contractors for the construction of its properties and intends to use a number of such contractors depending upon the geographic area, costs of construction and physical capacities of the contractors. Homestead personnel oversee the progress of construction on a regular basis during the development cycle.

  Homestead Village(R) is a registered trademark of Homestead and all references to the term "Homestead Village" herein shall include a reference to such registered trademark. The term "in pre-development planning" means developments in planning and owned (land has been acquired) and developments in planning and under control (land which is under control through contingent contract or letter of intent) with construction anticipated to commence within 12 months. Homestead categorizes its operating properties (which include all properties not under construction or in pre-development planning) as either "comparable" or "non-comparable." For purposes of this Form 10-K, the term "comparable" means that all buildings in a property have been open for the entire period from January 1, 1995 through December 31, 1996. An operating property is considered to be "non-comparable" if all buildings have not been open for this entire period.

HISTORY

  Homestead was initially created as a byproduct of the multifamily development activities of Security Capital Pacific Trust ("PTR"). Security Capital Pacific Incorporated (the "PTR REIT Manager") identified a customer need not ideally addressed through its traditional multifamily garden apartment product or through corporate apartments operated within a garden apartment context. The PTR REIT Manager believed that a product which offered greater flexibility of rental term, a fully furnished studio apartment with cooking facilities and a focused array of services (such as limited maid service, voice mail, cable or satellite television) at an affordable price would meet the needs of a significant and growing segment of demand from those business customers on temporary assignment, in training or relocating.

  In conjunction with its research affiliate, Security Capital Investment Research, the PTR REIT Manager engaged in extensive study to determine an optimum approach to what it originally termed "Corporate Affordable Housing." Beginning in 1992, the PTR REIT Manager initiated development projects in Dallas and Houston, Texas. It was the PTR REIT Manager's express intention to gain operating experience and to fully understand market characteristics prior to committing to full-scale Homestead Village development on a broad geographical basis. Security Capital Group Incorporated ("Security Capital") funded the early stages of development of the Homestead Village concept.

  Homestead properties which opened in 1992 and 1993 enjoyed substantial occupancy and customer acceptance. During this period, management reviewed Homestead Village properties and operations to refine and improve its approach to better serve the needs of the Homestead customer. Management believes that this process, which is still in place today, combined with Homestead's initial operating experience, has allowed it to not only better understand the depth and scope of the available market opportunity for Homestead Village, but also to create a better development process and operating system in response to that opportunity.

  In January 1996, Security Capital began considering ways for Security Capital Atlantic Incorporated ("ATLANTIC"), PTR and Security Capital to maximize shareholder value with respect to their Homestead Village properties and operations. On May 21, 1996, ATLANTIC, PTR, Security Capital and Homestead entered into a merger agreement, pursuant to which each of ATLANTIC, PTR and Security Capital agreed to contribute, through a series of merger transactions (the "Mergers"), all of their respective assets relating to Homestead Village properties to Homestead in exchange for shares of Homestead's Common Stock, par value $.01 per share ("Shares"). ATLANTIC and PTR agreed to enter into the funding commitment agreements, described below, and Security Capital provided interim funding for Homestead acquisitions prior to the closing of the Mergers, all in exchange for warrants to purchase Shares ("Warrants"). ATLANTIC's and PTR's respective shareholders approved the Homestead transaction on September 13, 1996 and September 12, 1996, respectively, and the closing of the Homestead transaction occurred on October 17, 1996.

  Homestead is a Subchapter C corporation. Homestead has a relationship with Security Capital which it intends to continue through the Administrative Services Agreement and will enjoy the benefits of Security Capital's organization and services. See "--Administrative Services Agreement" below.

THE PROPERTIES

  As of December 31, 1996, Homestead had developed, owned and operated 31 Homestead Village properties representing in the aggregate 4,297 units in eight cities and had 41 Homestead Village properties under construction totaling 5,509 units within three of these cities as well as 16 additional cities. In addition, Homestead owns or controls through contracts 52 development sites for which it plans to initiate construction within the next 12 months, for a total of 124 properties in 34 cities. Units operating, under construction or in pre-development planning aggregate 16,760 units. In addition, its development staff of 59 professionals is continually reviewing additional developments opportunities.

  The 41 Homestead Village properties currently under construction average 134 units at an estimated average project cost of $6.46 million with an estimated average cost per unit of $48,091.

  Homestead Village properties are designed and built to uniform plans developed and periodically refined since 1991. Units generally contain 260 to 325 square feet of fully furnished living space, with kitchen facilities including full-size refrigerator, microwave, sink and cook-top. Units also generally contain a combination work station/eating area, an easy chair and features such as individual voice mail, cable/satellite television, weekly housekeeping, periodic towel service, dataport and free local telephone calls.

  For the year ended December 31, 1996, the 12 comparable Homestead Village properties had an average occupancy of 84.8% with an average weekly rate of $218.65 per unit. Average occupancy and average weekly rate for the 19 non-comparable properties, including the 11 properties which opened in 1996, were 74.1% and $224.98 per week, respectively.

  Each Homestead Village property employs a General Manager who is responsible for the operations of the particular property. The General Manager shares duties with and oversees a staff typically consisting of a Guest Services Manager, a Rooms Manager, a Maintenance Supervisor, a front desk clerk and housekeeping/laundry staff of five to seven individuals (some of whom are part-time employees). The office at each property is generally open daily from 7:00 am to 7:00 pm.

  Homestead expects that the majority of daily operational decisions will be made by the General Manager under the supervision of a Regional Director who will be responsible for twelve to twenty properties, depending on geographic location. The Regional Director oversees the performance of the General Managers in such areas as guest service, property maintenance, staffing, rate management and cost control. Each Homestead Village property is measured against guest service standards and a detailed revenue and expense budget, as well as against the performance of Homestead's other properties. Homestead employs a series of incentive programs, encompassing all employees, based on guest service, cleanliness, recruiting and retaining people and property level performance.

  Homestead has invested substantially in the training of its regional and on-site personnel. Homestead currently has twelve separate training modules with subjects ranging from guest service and safety to personal selling techniques. Training in these areas is conducted on a regular basis and, to ensure a consistent guest experience at every property, Homestead is in the process of standardizing all of its operating procedures. These procedures will subsequently be incorporated into additional training modules for all employees. In addition, dedicated pre-opening teams (consisting of experienced Homestead Village managers) deliver on-site training to new employees to ensure that the guest experience in all newly-opened Homestead properties is consistent with the standards set by comparable properties. Training design and organizational development are administered by corporate professionals in conjunction with field implementation personnel located within a geographic region. Homestead views its investment in training and developing site-level personnel as being essential to delivering a high customer service standard, and consistent with its objective of becoming the preeminent operator in the moderate priced, extended-stay lodging industry.

GROWTH AND DEVELOPMENT STRATEGY

  Homestead believes it is well positioned to become the leading provider of moderate priced, extended-stay lodging. Homestead's strategy for future growth is focused on (i) developing new properties and efficiently delivering them to the market place, (ii) increasing weekly rates at the property level by matching its product to customers' expectations, and (iii) improving operating margins through its proprietary operating systems. Homestead expects to have a total of 79 properties operational by the end of 1997. Homestead plans to continue an active development program thereafter. Homestead's plans call for the average property to have approximately 136 extended-stay rooms and to take approximately eight to ten months to construct.

  The table below (numbers in thousands) illustrates the growth in the Homestead product resulting from this strategy since the Homestead product was conceived and developed.

                           TOTAL EXPECTED
                           INVESTMENT (1)     HISTORICAL COST AT DECEMBER 31, (2)
                         ------------------ ----------------------------------------
                         DECEMBER  31, 1996   1996     1995    1994    1993    1992
                         ------------------ -------- -------- ------- ------- ------
Operating Properties....      $135,339      $135,339 $ 77,537 $41,629 $ 8,894 $6,108
Properties in
 development:
 Properties under
  construction..........       264,931       108,692   28,218  14,303  15,274    899
 Properties in planning
  and owned.............        51,561        12,256    4,440   4,281     --     --
                              --------      -------- -------- ------- ------- ------
   Total................      $451,831      $256,287 $110,195 $60,213 $24,168 $7,007
                              ========      ======== ======== ======= ======= ======

--------
(1) Total expected investment represents budgeted development cost for properties under construction and properties in planning and owned. Properties in planning and owned represent projects where land has been acquired and pre-construction planning activities are in progress. Budgeted development cost includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the development period. Land held for future development or for sale which is less than 3.0% of property assets based on historical cost as of December 31, 1996, are not included above.
(2) Such information aggregates the activity of both PTR and ATLANTIC prior to the October 17, 1996 Mergers. The increase in cost of ATLANTIC properties, which occurred due to the use of purchase accounting, is reflected on the date of the Mergers.

  Homestead targets major metropolitan areas which, based on its research, it has determined have suitable submarkets with favorable employment and demographic trends. To achieve and maintain certain management efficiencies, Homestead has elected not to enter markets where its submarket research indicates that Homestead is not likely to be successful in achieving multiple desirable site locations. Homestead employs dedicated site acquisition professionals who evaluate each site against a set of eighteen separate criteria where optimum standards have been established.

  As part of its development strategy, Homestead employs contingent contracts which allow it to conduct thorough due diligence and obtain entitlements prior to taking title to a development site. Homestead employs a dedicated due diligence staff of six experienced professionals which reviews each investment according to uniform standards concerning environmental, legal, entitlement and geotechnical risk.

  Each investment transaction undergoes a detailed and comprehensive review by operational and development senior management and a subsequent review by Homestead's Investment Committee. Members of the Investment Committee include David Dressler, Jr., Co-Chairman, Chief Investment Officer and President, Michael Cryan, Co-Chairman and Chief Operating Officer, Gary DeLapp, John Patterson and Donald Schultz, each a Senior Vice President and Laura Hamilton, a Vice President. The Investment Committee process is designed to review both the specific investment as well as to ensure its conformance to Homestead's investment policies and goals.

  Sites for development are selected by Homestead's real estate professionals, subject to review and approval of the Investment Committee. Homestead currently maintains major offices in Atlanta, Georgia; Dallas, Texas; Hayward, California and Santa Fe, New Mexico. Homestead expects to open regional offices in other geographic areas in the future as Homestead increases the number of regions in which it is focusing its development. Homestead will use independent general contractors for the construction of its lodging properties and intends to use a number of such contractors depending upon geographic area, costs of construction and financial and physical capacities of the contractors. Homestead's personnel oversee the progress of construction on a regular basis during the development cycle.

OPERATING SYSTEM

  Homestead has developed and is continuously refining its operating system that combines a conveniently located, well-designed guest room with friendly and efficient guest service, and an amenity program designed to meet the specific needs of the extended-stay guest. Management believes that by offering this combination at an affordable price, it will create an excellent price/value relationship that will appeal to the value-conscious business traveler.

    Appeal to Value-Conscious Business Travelers. Weekly room rates for standard rooms at Homestead properties typically range between $199 and $309 for a standard room. These rates contrast favorably with average weekly rates of over $500 for the majority of traditional extended-stay hotels. Weekly rates at Homestead properties may vary significantly depending on specific market factors and the size of the room.

    Room Designed Specifically for the Extended-Stay Guest. Homestead properties are designed and built to uniform plans that are driven by the needs of the extended-stay guest. Rooms generally contain 260 to 325 square feet of fully furnished living space, with kitchen facilities that include a full-size refrigerator, microwave, sink and cook-top. In general, these rooms also offer a combination work station/dining area, an easy chair and additional amenities such as individual phone lines and voice mail, dataport, cable/satellite television, weekly housekeeping and free local telephone calls.

    Standardized Concept and Operating Efficiencies. Homestead has developed standardized plans and specifications for its properties which help lower construction and purchasing costs. In addition, Homestead's experience in operating 31 properties has provided it with the opportunity to standardize its operating procedures to meet the specific needs of extended-stay guests. This standardization is aimed at both providing a consistent guest experience and generating operating efficiencies that will be further refined as Homestead seeks to adopt "best practices" in the lodging industry. Homestead is also pursuing the standardization of its supply purchases, which management believes will help to generate further operating efficiencies and reduce costs through economies of scale and volume discounts.

ADMINISTRATIVE SERVICES AGREEMENT

  As of October 17, 1996, Homestead entered into an administrative services agreement with Security Capital (the "Administrative Services Agreement"), pursuant to which Security Capital provides Homestead with administrative services with respect to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable administration, internal audit, cash management, human resources, management information systems, tax and legal administration, research, shareholder communications and investor relations. The fees payable to Security Capital are based on Security Capital's cost of the services provided plus an additional 20%. Any arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. The Administrative Services Agreement expires on December 31, 1997 and is automatically renewed for one-year terms, subject to approval by a majority of the disinterested members of the board of directors of Homestead (the "Board") and the approval by the disinterested members of the Board of the annual compensation payable to Security Capital for services rendered to Homestead. Homestead paid fees of $375,000 to Security Capital for administrative services provided in 1996.

  Homestead believes its relationship with Security Capital under this agreement provides it with certain advantages, including access to greater quality and depth of management personnel and resources, highly focused research, information systems, insurance, cash management and legal support provided at substantial economies of scale, than it could provide internally.

INDUSTRY OVERVIEW

 Traditional Lodging Industry

  The United States lodging industry is estimated to have generated approximately $58 billion in annual room revenues in 1996 and had approximately 3.4 million rooms at the end of 1996. Over 63% of the industry's rooms are owned, managed or franchised by the 10 largest lodging chains.

  Industry statistics, which Homestead believes to be reliable, indicate that the United States lodging industry's performance is strongly correlated to economic activity. Room supply and demand historically have been sensitive to shifts in economic growth, which has resulted in cyclical changes in average daily room and occupancy rates. Overbuilding in the lodging industry in the mid and late 1980s resulted in an oversupply of rooms. Homestead believes this oversupply and the general downturn in the economy led to depressed industry performance and a lack of capital available to the industry in the late 1980s and early 1990s.

  Homestead believes that the U.S. lodging industry has gradually recovered from the negative effects of the supply/demand imbalance seen in the late 1980s and early 1990s. According to industry reports, which Homestead believes are reliable, annual supply growth decreased to a low of 1.0% in 1993 after reaching a peak range of between 3% and 4% annual growth during the 1987-1990 period. Since 1993, room supply has increased at more moderate levels, growing by approximately 1%-2% annually through the end of 1996. In contrast, demand (as measured by occupied rooms) has grown at an annual rate of approximately 3%-4% from 1993 to 1996, giving the industry an opportunity to improve its underlying supply/demand fundamentals. This improvement is evidenced by a national occupancy rate that increased from a recent low of 60.6% at the end of 1991 to 65.6% at the end of 1996, and an average daily rate that grew from $59.02 to $71.75 over the same period. However, since the lodging industry has historically been characterized by cyclical trends, there can be no assurance that the current state of improved supply/demand fundamentals will continue into the future.

  The lodging industry generally can be segmented by the level of service provided and the pricing of the rooms. Segmentation by level of service is divided into the following categories: full service hotels, which offer food and beverage services, meeting rooms, room service and similar guest services; limited service hotels, which generally offer only rooms with amenities such as swimming pools, continental breakfast or similar limited services; and all-suites, which generally have limited public spaces but provide guests with two rooms or distinct partitioned areas and which may or may not offer food and beverage service to guests. Segmentation by price-level may generally be divided into the following categories: budget, economy-priced, mid-price, upscale and luxury. The average daily room rates for 1996 are: budget $38, economy-priced $50, mid-price $65, upscale $84 and luxury $124.

  The all-suites segment of the lodging industry is a relatively new segment, having developed largely over the past 10 years, and is principally oriented toward business travelers in the mid-price to upscale price levels. All-suite hotels were developed partially in response to the increasing number of corporate relocations, transfers and temporary assignments and the need of business travelers for more than just a room. To address those needs, all-suite hotels began to offer suites with additional space and, in some cases, an efficiency kitchen, and guests staying for extended periods of time were offered discounts to daily rates when they paid on a weekly or monthly basis. Because of the perceived positive price/value relationship, all-suite hotels have generally outperformed the lodging industry as a whole over the last several years.

 Extended-Stay Market

  Homestead believes that the extended-stay market, in which it participates, is a continuation of the all-suites phenomenon, and that the same price/value relationship which has enabled the all-suites segment to achieve higher than industry average occupancy rates and operating margins will also carry through to the extended-stay market. Demand for extended-stay lodging has been stimulated by the economic and social changes resulting from the increased volume of corporate reorganizations and trends toward down-sizing and out-sourcing of various functions, the break-up and geographic dispersion of the traditional family and technological improvements which have allowed businesses to relocate outside of large metropolitan areas. These changes have created new accommodation needs for, among others, corporate executives and trainees, consultants, sales representatives, construction workers and relocating individuals.

 Moderate Priced, Extended-Stay Concept

  Moderate priced, extended-stay lodging competes on the basis of price and value compared to the extended-stay market generally, thereby providing an economic inducement to guests who are already attracted to the extended-stay concept. In addition, moderate priced, extended-stay lodging provides a new and affordable lodging alternative for guests who are value conscious, have lower incomes or are on limited expense accounts. Based on published occupancy rates for other participants in the extended-stay market, Homestead believes that there is a strong demand for moderate priced, extended-stay accommodations and that in certain areas of the country there is no organized competition for that business. Of the approximately 3.4 million total available rooms in the United States lodging industry at the end of 1996, there were approximately 53,000, or 1.6%, dedicated extended-stay rooms at approximately 450 separate properties. Over two-thirds of these extended-stay properties were controlled by competitors that are priced toward the upscale segment of the extended-stay market.

COMPETITION

  Competition within the extended-stay segment of the lodging industry has begun to increase because the growth prospects of the segment have attracted numerous participants from both within and outside of the industry. While the majority of currently operating extended-stay properties are oriented toward the upscale and mid-price segments, there have been numerous recent announcements of aggressive development plans for companies that operate within all segments of the industry. Homestead may compete for development sites with any or all of these entities, some of which may have greater financial resources than Homestead and better relationships with lenders and sellers. These entities also may be able to accept more risk than Homestead can prudently manage. Further, there can be no assurance that new or existing competitors will not significantly reduce their room rates or offer greater convenience, services or amenities or significantly expand, or improve or develop properties in a market in which Homestead competes, thereby adversely affecting Homestead's operations.

ENVIRONMENTAL MATTERS

  Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment a hazardous substance at a property owned by another may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with the ownership and operation of its properties, Homestead is potentially liable for any such costs.

  Homestead has obtained recent Phase I Surveys on its existing properties and intends to obtain Phase I Surveys prior to the purchase of any future properties. The Phase I Surveys are intended to identify potential environmental contamination and regulatory compliance concerns. Phase I Surveys generally include historical reviews of the properties, reviews of certain public records, preliminary investigations of the sites and surrounding properties and the preparation and issuance of written reports. Phase I Surveys generally do not include invasive procedures, such as soil sampling or ground water analysis.

  While some of these assessments have led to further investigation and sampling, none of the environmental assessments has revealed, nor is Homestead aware of, any environmental liability that management believes would have a material adverse effect on Homestead's business, financial position or results of operations. No assurance can be given, however, that these assessments and investigations reveal all potential environmental liabilities, that no prior owner or operator created any material environmental condition not known to Homestead or the independent consultants or that future uses and conditions (including, without limitation, guest actions or changes in applicable environmental laws and regulations) will not result in the imposition of environmental liabilities.

GOVERNMENTAL REGULATION

  A number of states regulate the licensing of hotels by requiring registration, disclosure statements and compliance with specific standards of conduct. Homestead believes that each of its properties has the necessary permits and approvals to operate its respective business and Homestead intends to continue to obtain such permits and approvals for its new properties. In addition, Homestead is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect Homestead.

  Under the American with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. Although Homestead has attempted to satisfy ADA requirements in the designs for its properties, no assurance can be given that a material ADA claim will not be asserted against Homestead, which could result in a judicial order requiring compliance, and the expenditure of substantial sums to achieve compliance, an imposition of fines or an award of damages to private litigants. These and other initiatives could adversely affect Homestead as well as the lodging industry in general.

TRADEMARKS

  The Homestead Village name and logo have been registered with the United States Patent and Trademark office.

INSURANCE

  Homestead currently has the types and amounts of insurance coverage that it considers appropriate for a company in its business. While management believes that its insurance coverage is adequate, if Homestead were held liable for amounts exceeding the limits of its insurance coverage or for claims outside of the scope of its insurance coverage, Homestead's business, results of operations or financial position could be materially and adversely affected.

EMPLOYEES

  Homestead employs approximately 90 professionals and 324 on-site personnel. Homestead expects that it will significantly increase the number of its employees as it expands its business. Homestead's employees are not subject to any collective bargaining agreements and management believes that its relationship with its employees is good.

EXECUTIVE OFFICERS OF HOMESTEAD

  DAVID C. DRESSLER, JR.--43--Director; Co-Chairman and Chief Investment Officer of Homestead since May 1996 and President since January 1996, where he oversees all investment and capital allocation decisions; Co-Chairman of Security Capital Investment Research from March 1995 to May 1996; Managing Director of SCG Multifamily Development from January 1994 to August 1995; Managing Director of PTR from May 1993 to May 1996 and Director of the PTR REIT Manager from February 1995 to January 1997; Managing Director of Security Capital (Atlantic) Incorporated (the "ATLANTIC REIT Manager") from April 1992 to May 1996; from 1984 to May 1991, Regional Partner, Trammell Crow Residential based in Boston, Massachusetts (multifamily real estate development and property management). While with Trammell Crow Residential, Mr. Dressler was on the Management Board for Trammell Crow Residential Services, managing 90,000 multifamily units nationwide, and was co-founder and a board member of Trammell Crow Residential Services-North.

  MICHAEL D. CRYAN--45--Director, Co-Chairman and Chief Operating Officer of Homestead since October 1996, where he has overall responsibility for operations; formerly with ITT Sheraton Corporation from August 1986 to August 1996, where his most recent position held was Director, Executive Vice President and Chief Financial Officer. Prior thereto, Mr. Cryan held positions with ITT Sheraton Corporation as Director of Acquisitions and Asset Management, Director of Strategic Projects and Director of Operations North America East; from December 1976 to August 1986 Mr. Cryan was with Arthur Andersen & Co. where he was a member of the Worldwide Hospitality Specialty Team focusing on profit improvement and specialty analysis for the hotel industry and providing financial consulting services to real estate and hospitality clients.

  GARY A. DELAPP--38--Senior Vice President of Homestead since December 1996 and Vice President from May 1996 to November 1996 where he is a member of the operations group; Vice President of Homestead Village Managers Incorporated from February 1996 to October 1996; from July 1983 to February 1996 with Vista Host Inc. where his most recent position was Senior Vice President of Operations.

  ROBERT W. FROST, JR.--49--Senior Vice President of Homestead since December 1996 and Vice President from May 1996 to November 1996, where he is a member of the development group; from November 1995 to October 1996, Vice President of Homestead Village Managers Incorporated; from February 1982 to November 1995, Vice President of Payless Shoesource, Inc. where he was responsible for real estate and construction in a 23-state region.

  JOHN R. PATTERSON--45--Senior Vice President of Homestead since May 1996 where he is a member of the operations group; Senior Vice President of Homestead Village Managers Incorporated from June 1995 to October 1996; from July 1993 to January 1995, a Senior Vice President in business development of NationsBank in Atlanta; prior thereto, Division President and Partner of Trammell Crow Residential Services.

  KEN W. PIERCE--39--Senior Vice President of Homestead since March 1997 where he oversees all marketing functions; from July 1982 to February 1997, Mr. Pierce was with Holiday Inn Worldwide where his last position held was Vice President of Relationship Marketing, responsible for developing and directing marketing efforts targeting the business traveler and strategic corporate alliances.

  DONALD J. SCHULTZ--42--Senior Vice President of Homestead since May 1996 where he is a member of the development group; Senior Vice President of Homestead Village Managers Incorporated from June 1995 to October 1996; from November 1993 to June 1995, Senior Vice President of Construction with Avalon Properties, Inc.; and from March 1986 to November 1993, President of Construction for Trammell Crow Residential (Northwest Region).

  JEFFREY A. KLOPF--48--Senior Vice President of Homestead since May 1996 and Secretary since January 1996 and Senior Vice President and Secretary of Homestead Village Managers Incorporated from January 1996 to October 1996; Senior Vice President and Secretary of PTR, ATLANTIC and Security Capital since January 1996, where he provides securities offerings and corporate acquisition services and oversees the provision of legal services for affiliates of Security Capital; from January 1988 to December 1995, partner of Mayer, Brown & Platt where he practiced corporate and securities law.

OTHER OFFICERS OF HOMESTEAD

  STEPHEN M. BENJAMIN--28--Vice President of Homestead since December 1996 where he has been a member of the development group since January 1996; prior thereto, Mr. Benjamin was with PTR from May 1994 to December 1995, where he was responsible for acquisitions in the Southwest region; from January 1990 to April 1994, Associate with Cushman Wakefield in New York.

  LAURIE B. BURNS--34--Vice President of Homestead since May 1996 where she is a member of the development group; from November 1995 to October 1996 Vice President of Homestead Village Managers Incorporated; from March 1994 to November 1995, Director of the Real Estate division of Apple South, Inc.; and from June 1986 to March 1994, Ms. Burns was with Taco Bell Corporation where her most recent position held was Director of the Real Estate Division.

  ROBERT E. CLARK--36--Vice President, Treasurer and Controller of Homestead since May 1996 where he has accounting and financial reporting responsibilities; from September 1995 to October 1996 Vice President of Homestead Village Managers Incorporated; from September 1990 to August 1995, Director of accounting for the Residence Inn, Courtyard and Fairfield Inn divisions of Marriott International; and from February 1989 to September 1990, Controller of business travel programs for Marriott where he was responsible for all accounting and finance for Marriott's marketing programs.

  THOMAS A. COBB--39--Vice President of Homestead since December 1996 where he has been a member of the development group since April 1996; from February 1993 to March 1996, President of Digital Telecom, Inc. where he was responsible for management of all corporate office functions; from January 1989 to February 1993, Partner and Director of Construction for McDonald Development Company where he was responsible for the development of industrial, office and warehouse facilities.

  BRIAN M. FRASER--33--Vice President of Homestead since December 1996 where he oversees all aspects of human resources; from November 1993 to October 1996, Human Resources Manager for Blockbuster Entertainment; from September 1992 to September 1993, Director of Human Resources with First American Rental; and from July 1985 to August 1992, Director of Human Resources Development for Kinney Shoe Corporation.

  BRADLEY P. GRIGGS--39--Vice President of Homestead since May 1996 where he is a member of the development group; Vice President of Homestead Village Managers Incorporated from September 1995 to October 1996; from November 1990 to September 1995, Project Manager with The Fieldstone Company where he was responsible for development of single family homes in the South California region; and from November 1987 to November 1990, Operations Manager with M. J. Brock and Sons, Inc. for Riverside and San Diego Counties.

  A. DAVID HALE--39--Vice President of Homestead since December 1996 where he is a member of the development group; Vice President of Homestead Village Managers Incorporated from June 1995 to October 1996; from May 1992 to June 1995, Director of Human Resources of Ryland Homes mid-Atlantic region; and from April 1989 to May 1992, Vice President of Acquisition and Development with Questar Properties.

  LAURA L. HAMILTON--33--Vice President of Homestead since May 1996 where she supervises Homestead's due diligence group; Vice President of Homestead Village Managers Incorporated from January 1996 to October 1996; Vice President of PTR from June 1995 to January 1996 where she had been a member of the due diligence group since April 1992; prior thereto Ms. Hamilton was a real estate paralegal with the law firm of Poole, Kelly & Ramo in Albuquerque, New Mexico.

  W. GEOFFREY JEWETT--48--Vice President of Homestead since May 1996 where he is a member of the operations group; Vice President of Homestead Village Managers Incorporated from January 1996 to October 1996; Vice President of PTR from March 1995 to October 1996; from November 1994 to March 1995, Vice President of Security Capital Pacific Incorporated ("PACIFIC"), which merged into PTR in March 1995, where he had overall responsibility for acquisitions; from May 1994 to November 1994 Vice President of ATLANTIC where he had overall responsibility for the acquisitions group; from September 1993 to April 1994, member of the acquisition group of PACIFIC; prior thereto, Vice President of LaSalle Partners Limited where he provided financing and acquisition services on behalf of corporate and institutional clients throughout the Western United States.

  PETER A. JOBSON--35--Vice President of Homestead since December 1996, where he has been a member of the development group since May 1995; prior thereto, from February 1994 to May 1995 Mr. Jobson was Director of Development with Paragon Group, where he was responsible for multifamily development in Florida; from January 1991 to December 1994, partner in the acquisition of seven commercial properties.

  JEFFRY A. JONES--38--Vice President of Homestead since May 1996 where he is a member of the development group; Vice President of Homestead Village Managers Incorporated from June 1995 to October 1996; Vice President of PTR from February 1995 to October 1996; from June 1993 to January 1995, Vice President of SENTRE Partners where he was responsible for investment acquisitions and development activities in Mexico; and from November 1989 to April 1993, a Development Manager with Stark Companies International where he was responsible for site acquisition and entitlement processing for residential and hotel projects.

  ARTHUR G. MAY--37--Vice President of Homestead since May 1996 where he is a member of the development group; Vice President of Homestead Village Managers Incorporated from June 1995 to October 1996; Vice President of PTR from September 1994 to October 1996; from August 1989 to September 1994, Vice President and Chief Financial Officer at Western Development Group, Inc. where he was responsible for residential development projects; prior thereto, Mr. May was a Project Manager at J. R. Abbott Construction Co., Inc.

  GREGG A. PLOUFF--40--Vice President of Homestead since May 1996 where he is a member of the development group; Vice President of Homestead Village Managers Incorporated from June 1995 to October 1996; Vice President of PTR from March 1995 to October 1996; from July 1994 to March 1995, Vice President of PACIFIC; from November 1993 to July 1994, a member of the acquisitions group of PTR; prior to November 1993, Mr. Plouff served in an acquisitions consulting capacity for PTR; prior thereto, Mr. Plouff was with Trammell Crow Residential, most recently as a partner, where he was involved with residential development in the Dallas, Chicago and Southern California markets.

  KENT K. POULSEN--62--Vice President of Homestead since March 1997 where he is a member of the development group; prior thereto, Vice President of ATLANTIC and the ATLANTIC REIT manager from September 1995 to March 1997 where he was a member of the development group; from April 1986 to May 1995, Divisional Vice President for Construction of Trammell Crow Residential Illinois Division.

  JERRY D. QUINN--53--Vice President of Homestead since August 1996 where he is a member of the development group; prior thereto, from June 1993 to July 1996, Mr. Quinn was Vice President of PTR, where he was responsible for production of multifamily developments in the Central region; from May 1988 to May 1993, Vice President with Lincoln Properties Company where he was responsible for construction of multifamily projects.

  MARK E. RILEY--38--Vice President of Homestead since May 1996 where he is a member of the development group; Vice President of Homestead Village Managers Incorporated from June 1995 to October 1996; from September 1993 to September 1994, co-founder of Southeast Lodges Development Company where he developed and operated economy extended-stay facilities across the Southeast; and from May 1990 to September 1993, Vice President of Suburban Lodges of America Inc., where he was responsible for franchising and financing activities of economy extended-stay properties.

  F. JOSEPH ROGERS--42--Vice President of Homestead since August 1996 where he has accounting and financial reporting responsibilities; from October 1992 to August 1996, Vice President of SCGroup Incorporated where he was responsible for accounting and financial reporting for Security Capital; prior thereto, Senior Manager with KPMG Peat Marwick.

  SALLY J. ROWLING--43--Vice President of Homestead since December 1996 where she is a member of the development group; prior thereto, Ms. Rowling was with PTR from August 1993 to September 1996, where her last position held was Vice President, responsible for special projects in the Northwest region; from March 1988 to August 1993, Senior Analyst with WilsonSchanzer, Inc., where she was responsible for the analysis of apartment acquisitions.

  S. SCOTT STEWART--33--Vice President of Homestead since May 1996 where he is a member of the development group; Vice President of Homestead Village Managers Incorporated from June 1995 to October 1996; from May 1993 to January 1995, President of Potomac Land & Development Company; and from November 1991 to May 1993 with Providence Savings Bank as a Real Estate Owned Manager.

  STEVEN M. TANGNEY--43--Vice President of Homestead since December 1996, where he has been a member of the development group since May 1996; from June 1994 to May 1996 member of PTR's development group; prior thereto, from June 1993 to June 1994, Project Manager with the Mount Diablo California Unified School District; from December 1992 to June 1993, Senior Civil Engineer with the Federal Emergency Management Agency; from June 1979 to October 1992, Development Manager for Public Storage, Inc. where he was responsible for acquisitions and development of commercial real estate.

  MATTHEW B. WHALEN--30--Vice President of Homestead since December 1996, where he has been a member of the Development Group since June 1995; from September 1993 to May 1995 with Crimson Partners where his last position held was Vice President, responsible for management of construction projects, market analysis, financial reporting and investor relations; Mr. Whalen founded Crimson Homes in November 1993, a home-building entity within Crimson Partners.

ITEM 2. PROPERTIES

GEOGRAPHIC DISTRIBUTION

  Homestead operating properties, properties under construction and properties in planning and owned are located in 24 metropolitan areas in 14 states. The table below demonstrates the geographic distribution of

Homestead's property investments (excluding land held for future development and land held for sale) at December 31, 1996:

                                   NUMBER OF PROPERTIES            PERCENTAGE OF
                         ---------------------------------------- ASSETS BASED ON
                                      UNDER     IN PLANNING       TOTAL EXPECTED
CITY                     OPERATING CONSTRUCTION  AND OWNED  TOTAL INVESTMENT (1)
----                     --------- ------------ ----------- ----- ---------------
Albuquerque, NM.........      1          1           --        2         2%
Atlanta, GA.............      1          5           --        6         9%
Austin, TX..............      3         --            1        4         4%
Charlotte, NC...........     --          1           --        1         1%
Dallas, TX..............      9         --           --        9         7%
Denver, CO..............      2          2           --        4         5%
Houston, TX.............      8         --           --        8         7%
Jacksonville, FL........     --          1           --        1         1%
Kansas City, MO.........     --          1            1        2         3%
Los Angeles, CA.........     --          1            1        2         3%
Miami/Ft. Lauderdale,
 FL.....................     --          3            1        4         6%
Nashville, TN...........     --          2           --        2         3%
Orange County, CA.......     --          1           --        1         2%
Phoenix, AZ.............      4         --            1        5         6%
Portland, OR............     --          1            1        2         3%
Raleigh, NC.............     --          3           --        3         4%
Richmond, VA............     --          1           --        1         1%
Salt Lake City, UT......     --          2           --        2         3%
San Antonio, TX.........      3         --           --        3         3%
San Diego, CA...........     --          1           --        1         2%
San Francisco, CA.......     --          5            1        6         9%
Seattle, WA.............     --          4           --        4         6%
Tampa, FL...............     --          3           --        3         4%
Washington, DC..........     --          3            1        4         6%
                            ---        ---          ---      ---       ----
  Total.................     31         41            8       80       100%
                            ===        ===          ===      ===       ====

--------
(1) Total expected investment represents budgeted development cost for properties under construction and properties in planning and owned. Properties in planning and owned represent projects where land has been acquired and pre-construction planning activities are in progress. Budgeted development cost includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the development period. Land held for future development or for sale, which is less than 3.0% of property assets based on historical costs as of December 31, 1996, are not included above.

PROPERTIES PORTFOLIO

  The information in the following table is as of December 31, 1996 for Homestead's 31 operating properties. Additional information on Homestead's properties is contained in Schedule III, Real Estate and Accumulated Depreciation in "Item 14 Exhibits, Financial Statements, Schedules and Reports on Form 8-K."

                                                      YEAR
                                                     OPENED    STATUS(1)   UNITS
                                                     ------ -------------- -----
OPERATING PROPERTIES:
 Albuquerque, New Mexico:
  Osuna/North I-25 (3)..............................  1996  Non Comparable  141
 Atlanta, Georgia:
  Peachtree (4).....................................  1996  Non Comparable  137
 Austin, Texas:
  Austin Midtown (3)................................  1996  Non Comparable  145
  Burnett (3).......................................  1995  Non Comparable  133
  Pavillion (3).....................................  1996  Non Comparable  134
                                                                            ---
    Subtotal........................................                        412
                                                                            ---

                                                      YEAR
                                                     OPENED    STATUS(1)   UNITS
                                                     ------ -------------- -----
 Dallas, Texas:
  Coit Road/North Central (3).......................  1994  Comparable       133
  Fort Worth/Downtown (3)...........................  1996  Non Comparable    97
  Las Colinas/Irving (3)............................  1996  Non Comparable   149
  North Arlington/Six Flags (3).....................  1995  Non Comparable   137
  North Richland Hills (3)..........................  1994  Comparable       133
  Skillman/Northeast (3)............................  1992  Comparable       131
  South Arlington (3)...............................  1995  Non Comparable   141
  Stemmons/NW Highway (3)...........................    (2) Comparable       189
  Tollway/Addison (3)...............................  1993  Comparable       119
                                                                           -----
    Subtotal........................................                       1,229
                                                                           -----
 Denver, Colorado:
  Belleview/Denver Tech Center (3)..................  1996  Non Comparable   161
  Iliff/Aurora (3)..................................  1996  Non Comparable   137
                                                                           -----
    Subtotal........................................                         298
                                                                           -----
 Houston, Texas:
  Astrodome/Med Center (3)..........................  1995  Non Comparable   163
  Bammel/Cypress Station (3)........................  1994  Comparable       134
  Fuqua/Hobby Airport (3)...........................  1994  Comparable       133
  Park Ten (3)......................................  1994  Comparable       134
  Stafford/Sugarland (3)............................  1994  Comparable       133
  West by Northwest/Hwy 290 (3).....................  1994  Comparable       133
  Westheimer/Beltway (3)............................  1994  Comparable       133
  Willowbrook/Northwest (3).........................  1995  Non Comparable   137
                                                                           -----
    Subtotal........................................                       1,100
                                                                           -----
 Phoenix, Arizona:
  Dunlap/North West Valley (3)......................  1996  Non Comparable   141
  Tempe (3).........................................  1996  Non Comparable   149
  Scottsdale (3)....................................  1995  Non Comparable   120
  Union Hills (3)...................................  1996  Non Comparable   141
                                                                           -----
    Subtotal........................................                         551
                                                                           -----
 San Antonio, Texas:
  Bitters (3).......................................  1995  Non Comparable   153
  DeZavala/Six Flags Fiesta (3).....................  1995  Non Comparable   141
  Fredricksburg/Medical Center (3)..................  1994  Comparable       135
                                                                           -----
    Subtotal........................................                         429
                                                                           -----
      Total Units--Operating Properties.............                       4,297
                                                                           =====

--------
(1) Operating properties are categorized as either "comparable" or "non-comparable". The term "comparable" means that all buildings in a property have been open for the entire period from January 1, 1995 through December 31, 1996. An operating property is considered "non-comparable" if all buildings have not been open for this entire period.
(2) Phase I (132 units) was developed in 1992 and Phase II (57 units) was developed in 1995.
(3) Subject to deeds of trust securing convertible mortgage notes due to PTR of $112,639,000 (carried at $101,309,000, net of unamortized discount at December 31, 1996).

(4) Subject to deeds of trust securing convertible mortgage notes due to ATLANTIC. No amounts were funded at December 31, 1996.

  The following table is as of December 31, 1996 for Homestead's properties under construction and properties in planning and owned(1). All properties under construction are expected to be completed in 1997.

                                                                           UNITS
                                                                           -----
      PROPERTIES UNDER CONSTRUCTION:
       Albuquerque, New Mexico:
        I-40 (3)..........................................................   138
       Atlanta, Georgia:
        Cumberland (4)....................................................   137
        Gwinnett Place (4)................................................   130
        North Druid Hills (4).............................................   137
        Perimeter (4).....................................................   133
        Roswell (4).......................................................   141
                                                                           -----
          Subtotal........................................................   678
                                                                           -----
       Charlotte, North Carolina:
        177-Billy Graham Pkwy.............................................   137
       Denver, Colorado:
        Cherry Creek (3)..................................................   108
        Inverness (3).....................................................   142
                                                                           -----
          Subtotal........................................................   250
                                                                           -----
       Jacksonville, Florida:
        JTB (4)...........................................................   137
       Kansas City, Missouri:
        Merriam (3).......................................................   140
       Los Angeles, California:
        El Segundo (3)....................................................   150
       Miami/Ft. Lauderdale, Florida:
        Fort Lauderdale (4)...............................................   145
        Miami Airport (4).................................................   149
        Plantation (4)....................................................   125
                                                                           -----
          Subtotal........................................................   419
                                                                           -----
       Nashville, Tennessee:
        Cool Springs (4)..................................................   137
        Nashville Airport (4).............................................   134
                                                                           -----
          Subtotal........................................................   271
                                                                           -----
       Orange County, California:
        Spectrum (3)......................................................   149
       Portland, Oregon:
        Sunset East (3)...................................................   142
       Raleigh/Durham, North Carolina:
        Hwy 70 (4)........................................................   138
        North Raleigh (4).................................................   121
        RTP (4)...........................................................   125
                                                                           -----
          Subtotal........................................................   384
                                                                           -----
       Richmond, Virginia:
        Upper Broad (4)...................................................   141

                                                                           UNITS
                                                                           -----
       Salt Lake, Utah:
        Ft. Union (3).....................................................   132
        Redwood (3).......................................................   138
                                                                           -----
          Subtotal........................................................   270
                                                                           -----
       San Diego, California:
        Mission Valley (3)................................................   140
       San Francisco (Bay Area), California:
        Milpitas (2) (3)..................................................   118
        Mountain View (3).................................................   133
        San Jose (3)......................................................   152
        San Mateo (3).....................................................   136
        Sunnyvale (2) (3).................................................   144
                                                                           -----
          Subtotal........................................................   683
                                                                           -----
       Seattle, Washington:
        Bellevue (3)......................................................   149
        Mountain Lake Terrace/N. Seattle (3)..............................   117
        Redmond (3).......................................................   162
        Tukwila (3).......................................................    92
                                                                           -----
          Subtotal........................................................   520
                                                                           -----
       Tampa, Florida:
        Brandon (4).......................................................   141
        North Airport (2) (4).............................................   121
        St. Petersburg (4)................................................   113
                                                                           -----
          Subtotal........................................................   375
                                                                           -----
       Washington, D.C.:
        BWI (4)...........................................................   137
        Dulles-South (4)..................................................   115
        Fair Oaks (4).....................................................   133
                                                                           -----
          Subtotal........................................................   385
                                                                           -----
            Total Units--Properties Under Construction.................... 5,509
                                                                           =====
      PROPERTIES IN PLANNING AND OWNED:
       Austin, Texas:
        Round Rock (3)....................................................   106
       Kansas City, Missouri:
        Plaza.............................................................    99
       Los Angeles, California:
        Brea..............................................................   133
       Miami, Florida:
        Coral Springs-Northpoint..........................................   124
       Phoenix, Arizona:
        Mesa (3)..........................................................   122
       Portland, Oregon:
        Lake Oswego (3)...................................................   127
       San Francisco, California:
        San Ramon (3).....................................................   147

                                                                           UNITS
                                                                           -----
       Washington, D.C.:
        Merrifield (4)....................................................  128
                                                                            ---
            Total Units--Properties in Planning and Owned.................  986
                                                                            ===

--------
(1) Does not include land held for future development or for sale which is less than 3.0% of property assets based on historical costs as of December 31, 1996.
(2) First units were opened on February 26, 1997 for Milpitas, on March 9, 1997 for North Airport, and on March 10, 1997 for Sunnyvale.
(3) Subject to deeds of trust securing convertible mortgage notes due to PTR of $112,639,000 (carried at $101,309,000, net of unamortized discount at December 31, 1996).
(4) Subject to deeds of trust securing convertible mortgage notes due to ATLANTIC. No amounts were funded at December 31, 1996.

ITEM 3. LEGAL PROCEEDINGS

  Homestead is not a party to any litigation or claims, other than routine matters arising out of the ordinary course of business that are incidental to the operation of the business of Homestead. Homestead does not believe that the results of all claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

  The Shares are listed on the American Stock Exchange (the "AMEX") under the symbol "HSD" and the Warrants are listed on the AMEX under the symbol "HSD.W." The table below indicates the range of the high and low sales prices of the Shares and the Warrants since October 31, 1996 (the date the Shares and Warrants were first traded on a when-issued basis).

                                                                  HIGH     LOW
                                                                 ------- -------
      SHARES:
      1996
        Fourth Quarter (trading commenced October 31, 1996 on a
         when-issued basis)....................................  $19     $15
      1997
        First Quarter (through March 24, 1997).................  $20 7/8 $16 7/8
                                                                  HIGH     LOW
                                                                 ------- -------
      WARRANTS:
      1996
        Fourth Quarter (trading commenced October 31, 1996 on a
         when-issued basis)....................................  $ 9 1/2 $ 5 1/2
      1997
        First Quarter (through March 24, 1997).................  $10 7/8 $ 7 1/4

  At March 24, 1997, there were approximately 2,300 holders of record of the Shares and 2,100 holders of record of the Warrants.

  Homestead is a recently organized company and has not paid any dividends. For Federal income tax purposes, Homestead is a Subchapter C corporation. As a result, it is under no obligation to distribute substantially all or any of its earnings to shareholders. The declaration and payment of dividends by Homestead are subject to the discretion of the Board. Any determination as to the payment of dividends will depend upon the results of operations, capital requirements and financial condition of Homestead and such other factors as the Board deems relevant. The Board intends to follow a policy of retaining earnings to finance Homestead's growth and for general corporate purposes and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data relating to the historical financial condition and results of operations of Homestead for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 as restated for the acquisition of the subsidiaries of PTR relating to Homestead Village properties (the "PTR Subsidiaries") in the Mergers accounted for as a combination of entities under common control as described in Note 1 to the financial statements. Prior to October 17, 1996, Homestead had no significant activities, thus 1996 results of operations through the date of the Mergers primarily represents the combined results of the PTR Subsidiaries. As of, and prior to, December 31, 1995, all of the selected financial data represents that of the PTR Subsidiaries. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements and related notes thereto included in Item 14 to this Form 10-K.

                                        YEAR ENDED DECEMBER 31,
                              ------------------------------------------------
                                1996       1995      1994      1993     1992
                              ---------  --------  --------  --------  -------
                                         (DOLLARS IN THOUSANDS)
OPERATIONS SUMMARY:
Revenues:
 Room Revenue................ $  33,071  $ 18,337  $  7,827  $  2,554  $   377
 Other Revenue...............       492       366       165        59       --
                              ---------  --------  --------  --------  -------
   Total Operating Revenues.. $  33,563  $ 18,703  $  7,992  $  2,613  $   377
                              ---------  --------  --------  --------  -------
Operating Expenses:
 Property Operating Expenses
  (1)........................    13,767     7,600     3,146     1,157      232
 Property Management Fees
  Paid to Affiliate..........     1,737     1,018       460       145       22
 Corporate Operating
  Expenses...................     3,362       944       826       304        7
 Management Fees Paid to
  Affiliate..................     1,412       989       332       109        9
 Depreciation and
  Amortization...............     4,443     2,343       845       234       36
                              ---------  --------  --------  --------  -------
   Total Operating Expenses.. $  24,721  $ 12,894  $  5,609  $  1,949  $   306
                              ---------  --------  --------  --------  -------
Operating Income............. $   8,842  $  5,809  $  2,383  $    664  $    71
Interest Expense............. $   5,971  $  2,958  $  1,409  $    255  $    61
Net Income................... $   3,082  $  2,851  $    974  $    409  $    10
Pro Forma Earnings Per
 Share(2).................... $    0.23       N/A       N/A       N/A      N/A
FINANCIAL POSITION:
Property and Equipment, net.. $ 255,608  $105,002  $ 59,099  $ 23,898  $ 6,972
Total Assets................. $ 324,625  $108,965  $ 60,866  $ 24,921  $ 7,076
Intercompany Debt............ $      --  $ 80,144  $ 45,131  $ 19,290  $ 5,123
Convertible Mortgage Notes
 Payable..................... $ 101,309  $     --  $     --  $     --  $    --
Shareholders' Equity......... $ 204,003  $ 22,971  $ 12,068  $  3,103  $ 1,586
OTHER DATA:
EBITDA (3)................... $  13,285  $  8,152  $  3,228  $    898  $   107
Cash Provided by (used in):
 Operating Activities........ $  12,261  $  6,019  $  2,381  $    599  $   374
 Investing Activities........ $(115,453) $(48,116) $(35,474) $(15,751) $(7,007)
 Financing Activities........ $ 108,711  $ 43,065  $ 33,832  $ 15,275  $ 6,699

--------
(1) Property operating expenses consist of all expenses directly related to the operation of the properties and do not include an allocation of corporate operating expenses. Property operating expenses include primarily salaries and wages, utilities, insurance, maintenance and supply costs and property taxes.
(2) Prior to the Mergers, the assets of Homestead were owned by subsidiaries of PTR and ATLANTIC and were managed by subsidiaries of Security Capital. The shares and equity interests of these entities differed substantially from the Shares, Warrants and convertible mortgage notes outstanding after the Mergers.

   Therefore, management does not believe that historical earnings per share data is meaningful. Pro forma earnings per share assume issuance of the Shares and Warrants for acquisition of the PTR Subsidiaries as of the beginning of 1996. See "Item 1. Business--History."
(3) EBITDA means operating income before interest, income taxes, depreciation and amortization. EBITDA does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not to be considered as an alternative to net income or any other GAAP measurement as a measure of operating performance and is not necessarily indicative of cash available to fund all cash needs. Homestead has included EBITDA herein because Homestead believes that it is one measure used by certain investors to determine operating cash flow. EBITDA, as calculated above, may not be comparable to other similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the "Item 6. Selected Financial Data" and all of the financial statements and related notes thereto appearing in Item 14 to this Form 10-K. Historical results and percentage relationships set forth in "Item 6. Selected Financial Data" and the Financial Statements of Homestead may not be indicative of future operations of Homestead.

  The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Homestead operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Homestead undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Among the important factors that could cause Homestead's actual results to differ materially from those expressed in the forward-looking statement are (i) changes in general economic conditions in its target markets that could adversely affect demand for Homestead's properties and (ii) changes in financial markets and interest rates that could adversely affect Homestead's cost of capital and its ability to meet its financing needs and obligations.

OVERVIEW

  The first Homestead Village property was opened in 1992. As of December 31, 1996, Homestead had developed, owned and operated 31 Homestead Village properties representing in the aggregate 4,297 units in eight cities and had 41 Homestead Village properties under construction totaling 5,509 units within three of these cities as well as 16 additional cities. In addition, Homestead owns or controls through contracts 52 development sites for which it plans to initiate construction within the next 12 months, for a total of 124 properties in 34 cities. Units operating, under construction or in pre-development planning aggregate 16,760 units.

  In January 1996, Security Capital began considering ways for ATLANTIC, PTR and Security Capital to maximize shareholder value with respect to their Homestead Village properties and operations. On May 21, 1996, ATLANTIC, PTR, Security Capital and Homestead entered into a merger agreement, pursuant to which each of ATLANTIC, PTR and Security Capital agreed to contribute, through a series of merger transactions, all of their respective assets relating to Homestead Village properties to Homestead in exchange for Shares. ATLANTIC and PTR agreed to enter into the funding commitment agreements and Security Capital provided funding for Homestead acquisitions prior to the closing, all in exchange for Warrants. ATLANTIC's and PTR's respective shareholders approved the Homestead transaction on September 13, 1996 and September 12, 1996, respectively, and the closing of the Homestead transaction occurred on October 17, 1996.

  Homestead's operating results reflect the growth and evolution of the Homestead Village concept and the extended-stay lodging business as a whole, which is substantially influenced by (i) the demand for and supply of extended-stay lodging in Homestead's target markets and submarkets, (ii) revenue and average weekly rate growth, (iii) the effectiveness of property level operations and (iv) the pace and price at which Homestead can develop additional extended-stay lodging properties. Capital and credit market conditions which affect Homestead's cost of capital also influence operating results.

HOMESTEAD INVESTMENTS

  Homestead's active investment program has had a significant impact on its financial performance during 1996, 1995 and 1994. The following table summarizes Homestead's investment activity for 1996, 1995 and 1994 (dollar amounts in thousands):

                                                         1996    1995    1994
                                                       -------- ------- -------
   PROPERTIES UNDER CONSTRUCTION(1):
    STARTS DURING PERIOD
     Properties.......................................       42      11       6
     Units............................................    5,650   1,511     925
   COMPLETIONS DURING PERIOD(1):
     Properties.......................................       11       8       9
     Units............................................    1,532   1,182   1,201
   UNDER CONSTRUCTION AT YEAR END(1):
     Properties.......................................       41      10       7
     Units............................................    5,509   1,391   1,062
     Total expected investment(2)..................... $264,931 $49,146 $31,729
   OPERATING PROPERTIES(1):
     Properties.......................................       31      20      12
     Units............................................    4,297   2,765   1,583
     Total Investment, at historical cost............. $135,339 $77,537 $41,629

--------
(1) The table summarizes the investment activity for all Homestead Village properties regardless of the form of ownership of such properties prior to the Mergers.
(2) Total expected investment represents budgeted development cost for properties under construction and properties in planning and owned; properties in planning and owned represent projects where land has been acquired and pre-construction planning activities are in progress. Budgeted development cost includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest and property taxes to be capitalized during the development period. Land held for future development or for sale, which is less than 3.0% of property assets based on historical cost as of December 31, 1996, is not included above.

CURRENT DEVELOPMENT ACTIVITY

  Homestead's overall results of operations and financial condition for the three years ended December 31, 1996 have been significantly influenced by its development activity. At the end of 1996, Homestead had 41 properties, representing a total expected investment of $265 million, under construction. The development properties which were under construction are summarized below (all investment numbers are in thousands of dollars):

                                                                       EXPECTED
                                               COST AT  CONSTRUCTION  COMPLETION
PROPERTY                                #UNITS YEAR-END START QUARTER  QUARTER
--------                                ------ -------- ------------- ----------
Albuquerque, New Mexico:
 I-40..................................  138   $  2,259     Q3 96       Q2 97
                                         ---   --------
Atlanta, Georgia:
 Cumberland............................  137      4,264     Q3 96       Q2 97
 Gwinnett Place........................  130        984     Q4 96       Q3 97
 North Druid Hills.....................  137      3,022     Q4 96       Q3 97
 Perimeter.............................  133      5,438     Q2 96       Q2 97
 Roswell...............................  141      2,862     Q4 96       Q3 97
                                         ---   --------
   Subtotal............................  678     16,570
                                         ---   --------
Charlotte, North Carolina:
 I-77 Billy Graham Pkwy................  137      1,866     Q4 96       Q3 97
                                         ---   --------
Denver, Colorado:
 Cherry Creek..........................  108      2,747     Q3 96       Q2 97
 Inverness.............................  142      3,151     Q3 96       Q2 97
                                         ---   --------
   Subtotal............................  250      5,898
                                         ---   --------
Jacksonville, Florida:
 JTB...................................  137      2,492     Q3 96       Q2 97
                                         ---   --------
Kansas City, Missouri:
 Merriam...............................  140      4,007     Q2 96       Q2 97
                                         ---   --------
Los Angeles, California:
 El Segundo............................  150      2,658     Q4 96       Q3 97
                                         ---   --------
Miami/Ft. Lauderdale, Florida:
 Fort Lauderdale.......................  145      2,887     Q4 96       Q2 97
 Miami Airport.........................  149      3,914     Q3 96       Q2 97
 Plantation............................  125      2,038     Q4 96       Q3 97
                                         ---   --------
   Subtotal............................  419      8,839
                                         ---   --------
Nashville, Tennessee:
 Cool Springs..........................  137      1,461     Q4 96       Q3 97
 Nashville Airport.....................  134      2,584     Q3 96       Q2 97
                                         ---   --------
   Subtotal............................  271      4,045
                                         ---   --------
Orange County, California:
 Spectrum..............................  149      2,623     Q4 96       Q3 97
                                         ---   --------
Portland, Oregon:
 Sunset East...........................  142      1,539     Q4 96       Q3 97
                                         ---   --------
Raleigh, North Carolina:
 Hwy 70................................  138      1,139     Q4 96       Q4 97
 North Raleigh.........................  121      2,399     Q2 96       Q2 97
 RTP...................................  125      2,812     Q2 96       Q2 97
                                         ---   --------
   Subtotal............................  384      6,350
                                         ---   --------

                                                                       EXPECTED
                                               COST AT  CONSTRUCTION  COMPLETION
PROPERTY                                #UNITS YEAR-END START QUARTER  QUARTER
--------                                ------ -------- ------------- ----------
Richmond, Virginia:
 Upper Broad...........................   141  $  1,840     Q4 96       Q2 97
                                        -----  --------
Salt Lake City, Utah:
 Ft. Union.............................   132     1,725     Q4 96       Q3 97
 Redwood...............................   138     2,846     Q3 96       Q2 97
                                        -----  --------
   Subtotal............................   270     4,571
                                        -----  --------
San Diego, California:
 Mission Valley........................   140     2,021     Q4 96       Q4 97
                                        -----  --------
San Francisco, California:
 Milpitas..............................   118     4,549     Q2 96       Q1 97
 Mountain View.........................   133     2,480     Q4 96       Q3 97
 San Jose..............................   152     2,204     Q4 96       Q4 97
 San Mateo.............................   136     5,743     Q1 96       Q1 97
 Sunnyvale.............................   144     5,583     Q1 96       Q1 97
                                        -----  --------
   Subtotal............................   683    20,559
                                        -----  --------
Seattle, Washington:
 Bellevue..............................   149     3,169     Q4 96       Q4 97
 Mountain Lake Terrace/N. Seattle......   117     2,024     Q4 96       Q3 97
 Redmond...............................   162     2,830     Q4 96       Q4 97
 Tukwila...............................    92     1,365     Q4 96       Q3 97
                                        -----  --------
   Subtotal............................   520     9,388
                                        -----  --------
Tampa, Florida:
 Brandon...............................   141     2,269     Q4 96       Q3 97
 North Airport.........................   121     3,640     Q2 96       Q1 97
 St. Petersburg........................   113     1,185     Q4 96       Q3 97
                                        -----  --------
   Subtotal............................   375     7,094
                                        -----  --------
Washington, D.C.:
 BWI...................................   137     1,426     Q4 96       Q3 97
 Dulles-South..........................   115       927     Q4 96       Q4 97
 Fair Oaks.............................   133     1,720     Q4 96       Q4 97
                                        -----  --------
   Subtotal............................   385     4,073
                                        -----  --------
   Total Under Construction............ 5,509  $108,692
                                        =====  ========

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

  Prior to October 17, 1996 the operating assets of Homestead were held primarily by subsidiaries of PTR. One property, opened in mid 1996, was held by a subsidiary of ATLANTIC. Onsite property management was performed by a subsidiary of Security Capital, which charged a fee based on a percentage (5% to 7%) of gross operating property revenues. Other services such as investment research, land acquisition, due diligence, development, marketing, asset management, legal and accounting functions, was performed under PTR's and ATLANTIC's overall REIT management agreements ("Management Agreements") with subsidiaries of Security Capital. The fee charged for all services provided under the Management Agreements was based on 16% of cash flow from operations as defined in the Management Agreements. Neither PTR nor ATLANTIC had any employees. All persons performing services related to Homestead Village properties prior to the Mergers were employees of the above described property management and REIT management subsidiaries of Security Capital.

  Upon the closing of the Mergers, all of the PTR and ATLANTIC Homestead Village properties, including those under construction and in pre-development planning, became assets of Homestead. Additionally, with the acquisition of certain Security Capital subsidiaries, all onsite property management and overall corporate management became an internal function of Homestead whereby Homestead now directly incurs the costs of all property level, land acquisition, due diligence, development and overall corporate management personnel.

  In addition to the change from fee-based property and corporate management to internal management, the operating results of Homestead reported in the accompanying financial statements are affected by certain matters of financial presentation for the Mergers. The merger with the subsidiaries of PTR has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests, thus the historical financial results of the PTR Subsidiaries are presented for all periods prior to October 17, 1996 and, as the activities of Homestead prior to the Mergers were not significant, the accompanying financial statements consist predominantly of the activities of the PTR Subsidiaries prior to the merger closing date. The merger of the subsidiaries of ATLANTIC was accounted for as a purchase, thus the operating revenues and operating expenses of its one property opened in mid 1996 are not included in the accompanying financial statements until the date of the Mergers. Additionally, the development activities of the subsidiaries of ATLANTIC are not reflected in the accompanying financial statements until the merger closing date and thereafter. The merger of the subsidiaries of Security Capital was also accounted for as a purchase, thus the incurrence of the costs of personnel for property and corporate management are effective in the accompanying financials after the merger closing date.

  Unless otherwise noted, all references in the following discussion of operating results are to the amounts as reported in the accompanying financial statements.

 Property Operations

  The following table sets forth certain information for Homestead's operating properties for the periods indicated (performance of the one operating property acquired from ATLANTIC has been included from its opening date of July 1, 1996 versus its acquisition date of October 17, 1996; inclusion of its results in the table for such period has an insignificant effect on the performance data presented):

                                                          1996    1995    1994
                                                         ------- ------- -------
Occupancy...............................................  78.8%   76.6%   75.9%
Average Weekly Rate(1).................................. $221.98 $211.86 $185.91
Weekly REVPAR(2)........................................ $174.92 $162.33 $141.05
Number of Operating Properties at Year End..............   31      20      12
Property Operating Income Margin........................  53.8%   53.9%   54.9%

--------
(1) Average weekly rate is determined by dividing room revenue by the number of guest room days occupied for the period and multiplying by seven.
(2) Revenue per available room ("REVPAR") is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.

  Homestead opened 19 properties from the end of 1994 through the end of 1996. These property openings were the primary reason for the reported operating revenue increase of $14.9 million (79.5%) in 1996 over 1995 and $10.7 million (134.0%) in 1995 over 1994. The increase in total operating revenues was also due to increase in the average weekly rate of $10.12 in 1996 (4.8%) and $25.95 in 1995 over 1994 (14.0%).

  Total property operating expenses, including property management fees, increased $6.9 million (79.9%) in 1996 over 1995 and $5.0 million (139.0%) in 1995 over 1994, again primarily attributable to the increase in the number of operating properties as noted above and also due to refinements in the number and quality of property-level services and training programs.

 Homestead Properties Fully Operating Throughout Consecutive Periods

  Homestead had twelve properties, representing 1,640 units, that were fully operational throughout both 1996 and 1995. Average occupancy for 1996 and 1995 was 84.8% and 80.4%, respectively. Average weekly rate for

1996 and 1995 was $218.65 and $212.04, respectively, an increase of 3.1% in 1996 over 1995. Homestead had only three properties, representing 382 units that were fully operational throughout both 1995 and 1994.

 Corporate Operating Expenses

  Corporate operating expense increased $2.4 million (256.1%) in 1996 over 1995 and $118,000 (14.3%) in 1995 over 1994. The significant increase in 1996 relates to the change in corporate structure from external management to internal management. This change in structure involves costs associated with operating as a public company, recruiting, relocation and personnel expenses and other costs to create a corporate infrastructure, offset in part by capitalizing costs related to the acquisition, development or improvement of real estate. Under the new structure, Homestead no longer pays a management fee to an external manager, but instead directly incurs the cost of corporate employees.

 Management Fees

  The management fee paid by Homestead fluctuated with the level of Homestead's pre-merger cash flow and therefore increased by $423,000 (42.8%) in 1996 over 1995 and $657,000 (197.9%) in 1995 over 1994 as operating cash flow increased. The management agreement terminated at the merger closing date.

 Depreciation and Amortization

  Depreciation and amortization increased $2.1 million (89.6%) in 1996 over 1995 and $1.5 million (177.3%) in 1995 over 1994. The increase is attributable primarily to depreciation as discussed below.

  Depreciation of the cost of properties and improvements is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense increased $1.9 million (81.8%) in 1996 over 1995 due primarily to the eleven new properties opened in 1996 and the full year of depreciation being charged for the eight properties opened in 1995. Depreciation expense increased $1.5 million (177.3%) in 1995 over 1994 due primarily to the nine new properties opened in 1994.

  Homestead also recorded $184,000 in amortization expense in 1996 as a result of the amortization of the Homestead Village trademark and other intangibles acquired in the Mergers.

 Interest Income

  Interest income of $211,000 recorded in 1996 relates to interest earned from investment of excess cash on hand, nearly all of which was earned on cash balances after the Mergers.

 Interest Cost

  Total interest cost increased $5.2 million in 1996 over 1995 and $2.7 million in 1995 over 1994. The increases are due to the increase in investments in operating and under construction properties and the corresponding increases in intercompany debt and convertible mortgage notes payable. Total interest cost incurred was offset by an increase in capitalized interest of $2.2 million in 1996 over 1995 and $1.1 million in 1995 over 1994. The increase in capitalized interest is attributable to the increase levels of development activity.

ENVIRONMENTAL MATTERS

  Homestead is not aware of, nor does it expect, any environmental condition on its properties to have a material adverse effect upon its business, results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1996 Homestead had invested $256 million for the acquisition and development of 80 Homestead Village properties, 31 of which were operating, 41 of which were under construction and 8 of which were in planning and owned. Homestead had unfunded development commitments for properties under construction of approximately $168 million. The total expected future investment to develop properties in planning and owned as of December 31, 1996 was approximately $39.6 million.

  Of the properties in operation, properties under construction and properties in planning and owned at December 31, 1996, 76 were acquired from PTR and ATLANTIC in the Mergers. Homestead also acquired in the Mergers the rights from PTR and ATLANTIC to develop four additional properties which are in planning and under control. Homestead has financed and expects to finance the remaining construction, development and land acquisitions for all of the merger properties with the proceeds of convertible mortgage loans made under the Funding Commitment Agreements from PTR and ATLANTIC. The total funding commitment amounts at the merger date were determined based on the remaining budgeted investment in the merger properties. At December 31, 1996 approximately $98 million and $111 million remaining funding commitments are available from PTR and ATLANTIC, respectively. In January and February 1997, Homestead received funding advances of approximately $10 million and $13 million from PTR and ATLANTIC, respectively, resulting in remaining unfunded commitments of approximately $88 million and $98 million from PTR and ATLANTIC, respectively. Management expects the funding commitments to be adequate to complete development of the merger properties.

  Homestead had 44 properties in planning and under control at December 31, 1996, including the four merger properties described above. Homestead expects to finance future construction, development and land acquisitions by exercise of Warrants by Security Capital pursuant to the Security Capital Investor Agreement (approximately $31.9 million available as of December 31, 1996), possible exercise of Warrants by other warrant holders ($50.6 million outstanding at December 31, 1996), cash on hand and cash from future credit facilities and/or securities offerings. Through February 1997, Security Capital has exercised an additional $10 million of Warrants and, through purchases of Warrants in the open market, holds Warrants with an aggregate exercise price of $33.4 million.

  Homestead expects future financings to come from a revolving line of credit and from future securities offerings. Homestead is currently negotiating a revolving line of credit which would be used to provide short-term financing. The line of credit would facilitate an efficient response to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields. There can be no assurance that Homestead will be able to obtain funds from the revolving line of credit or from future securities offerings on terms acceptable to Homestead.

  The Board has established a policy of retaining earnings to finance Homestead's growth and for general corporate purposes and, therefore, does not anticipate paying a cash dividend in the foreseeable future.

 Operating Activities

  Net cash flow provided by operating activities increased by $6.2 million (103.7%) for the year ended December 31, 1996 as compared to 1995 and $3.6 million (152.8%) for 1995 as compared to 1994. These increases are due primarily to Homestead property openings as described under "--Results of Operation for the Years ended December 31, 1996, 1995, 1994" as well as improvements in occupancy and average weekly rates.

 Investing and Financing Activities

  During the years ended December 31, 1996, 1995, and 1994, Homestead invested $113.5 million, $47.4 million and $35.3 million, respectively in Homestead Village properties. The amounts invested in 1995 and 1994 were financed primarily by intercompany borrowings by the PTR Subsidiaries from PTR and to a lesser extent from contributed capital from PTR. Property investments in 1996 were financed primarily from intercompany borrowings by the subsidiaries of PTR prior to the Mergers, the expenditure of $16.5 million received in cash from ATLANTIC at the merger closing date for development of properties acquired from ATLANTIC, $25.2 million in proceeds from the convertible mortgage loans from PTR, and $17.5 million of proceeds from the exercise of Warrants by Security Capital. Prior to the Mergers, Homestead, on a standalone basis, borrowed $6.2 million under a note payable to Security Capital to fund pursuit costs and land acquisitions. The note was repaid at the date of the Mergers.

SEASONALITY AND INFLATION

  Based upon the operating history of Homestead properties, management believes that the extended-stay lodging business is not as seasonal in nature as the overall lodging industry. Management does expect, however, that occupancy and revenues may be lower than normal during the months of December and January due to the holiday season. Because many of Homestead's expenses do not fluctuate with occupancy, such declines in occupancy may cause fluctuations or decreases in Homestead's quarterly earnings.

  The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the revenue or operating results of Homestead in 1996. There can be no assurance, however, that inflation will not affect future operating or construction costs.

DIVIDENDS

  The Board intends to follow a policy of retaining earnings to finance Homestead's growth and for general corporate purposes and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Homestead's Balance Sheet as of December 31, 1996, its Statements of Operations, Shareholders' Equity and Cash Flows for the year then ended and
Schedule III--Real Estate and Accumulated Depreciation as of December 31, 1996, together with the report of Ernst & Young LLP, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. PTR-Homestead Village Group (the predecessor to Homestead) Balance Sheet as of December 31, 1995, and its Statements of Operations, Shareholders' Equity and Cash Flows for each of the years in the two year period ended December 31, 1995 and the 1995 and 1994 information included in Schedule III-- Real Estate and Accumulated Depreciation, together with the report of KPMG Peat Marwick LLP, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 8 of Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information regarding the executive officers of Homestead, see "Item 1. Business--Executive Officers of Homestead." The information regarding the directors of Homestead is incorporated herein by reference to the description under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Homestead's definitive proxy statement for its 1997 annual meeting of shareholders (the "1997 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference to the description under the captions "Director Compensation" and "Executive Compensation" in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference to the description under the caption "Principal Shareholders" in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 1997 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as a part of this report:

  (a) Financial Statements and Schedules:

      1. Financial Statements:

        See Index to Financial Statements on page 28 of this report

      2. Financial Statement Schedules:

        Schedule III

  All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

      3. Exhibits:

        See Index to Exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report

      None.

  (c) Exhibits:

  The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                           PAGE
                                                                           ----
Reports of Independent Auditors........................................... 29
Balance Sheets as December 31, 1996 and 1995.............................. 31
Statements of Operations for the Years Ended December 31, 1996, 1995 and
 1994..................................................................... 32
Statements of Shareholders' Equity for the Years Ended December 31, 1996,
 1995 and 1994............................................................ 33
Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and
 1994..................................................................... 34
Notes to Financial Statements............................................. 35
Schedule III--Real Estate and Accumulated Depreciation as of December 31,
 1996..................................................................... 44

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Homestead Village Incorporated

  We have audited the accompanying balance sheet of Homestead Village Incorporated as of December 31, 1996, and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 1996. Our audit also included the accompanying Schedule III, Real Estate and Accumulated Depreciation. The financial statements and schedule are the responsibility of Homestead Village Incorporated's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Village Incorporated at December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related 1996 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Dallas, Texas
February 24, 1997

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Homestead Village Incorporated

  We have audited the accompanying combined balance sheet of PTR-Homestead Village Group (the predecessor to Homestead Village Incorporated) as of December 31, 1995 and the related combined statements of operations, owners' equity, and cash flows for each of the years in the two-year period ended December 31, 1995. Our audit also included the 1995 and 1994 information included in the accompanying Schedule III, Real Estate and Accumulated Depreciation. These combined financial statements and schedule are the responsibility of PTR-Homestead Village Group's management. Our responsibility is to express an opinion on these combined financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of PTR-Homestead Village Group (the predecessor to Homestead Village Incorporated) as of December 31, 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related 1995 and 1994 information included in the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick LLP

Chicago, Illinois
May 1, 1996

                         HOMESTEAD VILLAGE INCORPORATED

                                 BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,
                                                             -------------------
                          ASSETS                               1996      1995
                          ------                             --------  ---------
Current assets:
  Cash and cash equivalents................................  $  7,415  $   1,896
  Accounts receivable, net of allowance of $37 in 1996 and
   $10 in 1995.............................................       809        436
  Other current assets.....................................       736        353
                                                             --------  ---------
    Total current assets...................................     8,960      2,685
Property and equipment.....................................   263,325    108,459
Less accumulated depreciation..............................     7,717      3,457
                                                             --------  ---------
Net investment in property and equipment...................   255,608    105,002
                                                             --------  ---------
Deposits and pursuit costs, including $3,025 of funds with
 title companies for property acquisitions in 1996 and $795
 in 1995...................................................     5,536      1,278
Deferred loan costs, net of accumulated amortization of
 $141......................................................    29,075        --
Trademark and intangibles, net of accumulated amortization
 of $184 ..................................................    21,807        --
Other assets...............................................     3,639        --
                                                             --------  ---------
    Total Assets...........................................  $324,625  $ 108,965
                                                             ========  =========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current Liabilities:
  Development costs payable................................  $ 11,328  $   3,389
  Accounts payable.........................................       412        578
  Due to affiliate.........................................       216        --
  Accrued interest payable to affiliate....................       853        --
  Accrued real estate taxes................................     2,066      1,056
  Other accrued expenses...................................     2,781        827
                                                             --------  ---------
    Total current liabilities..............................    17,656      5,850
Convertible mortgage notes payable to affiliate, net.......   101,309        --
Intercompany debt..........................................       --      80,144
Deferred income taxes......................................     1,657        --
                                                             --------  ---------
    Total liabilities......................................   120,622     85,994
Commitments and contingencies
Shareholders' equity:
  Common stock, $.01 par value, 250,000,000 shares
   authorized, 19,689,130 shares issued and outstanding in
   1996....................................................       197        --
  Additional paid-in capital and contributed capital.......   224,352     18,726
  Retained earnings........................................     7,327      4,245
  Less shares in escrow....................................   (26,477)       --
  Less deferred compensation...............................    (1,396)       --
                                                             --------  ---------
    Total shareholders' equity ............................   204,003     22,971
                                                             --------  ---------
    Total liabilities and shareholders' equity.............  $324,625  $ 108,965
                                                             ========  =========

    The accompanying notes are an integral part of the financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                            STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                     1996      1995     1994
                                                  ----------  -------  -------
Revenues:
  Room revenue................................... $   33,071  $18,337  $ 7,827
  Other revenue..................................        492      366      165
                                                  ----------  -------  -------
    Total operating revenues.....................     33,563   18,703    7,992
                                                  ----------  -------  -------
Operating expenses:
  Property operating expenses....................     13,767    7,600    3,146
  Property management fees paid to affiliate.....      1,737    1,018      460
  Corporate operating expenses...................      3,362      944      826
  Management fees paid to affiliate..............      1,412      989      332
  Depreciation and amortization..................      4,443    2,343      845
                                                  ----------  -------  -------
    Total operating expenses.....................     24,721   12,894    5,609
                                                  ----------  -------  -------
Operating income.................................      8,842    5,809    2,383
                                                  ----------  -------  -------
Interest income..................................        211      --       --
Interest expense, net of capitalized interest....     (5,971)  (2,958)  (1,409)
                                                  ----------  -------  -------
Earnings before income taxes.....................      3,082    2,851      974
Provision for income taxes.......................        --       --       --
                                                  ----------  -------  -------
Net income....................................... $    3,082  $ 2,851  $   974
                                                  ==========  =======  =======
Pro forma earnings per share:
  Weighted average shares and common equivalent
   shares outstanding............................ 13,157,325
                                                  ==========
  Pro forma earnings per common and common
   equivalent share.............................. $     0.23
                                                  ==========



    The accompanying notes are an integral part of the financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                            COMMON STOCK   ADDITIONAL
                          ---------------- PAID IN AND           SHARES
                          NUMBER OF   PAR  CONTRIBUTED RETAINED    IN       DEFERRED    TOTAL
                            SHARES   VALUE   CAPITAL   EARNINGS  ESCROW   COMPENSATION  EQUITY
                          ---------- ----- ----------- -------- --------  ------------ --------
Balances at December 31,
 1993...................         --  $--    $  2,683    $  420  $    --     $   --     $  3,103
 Contributed capital....         --   --       7,991       --        --         --        7,991
 Net income.............         --   --         --        974       --         --          974
                          ---------- ----   --------    ------  --------    -------    --------
Balances at December 31,
 1994...................         --   --      10,674     1,394       --         --       12,068
 Contributed capital....         --   --       8,052       --        --         --        8,052
 Net income.............         --   --         --      2,851       --         --        2,851
                          ---------- ----   --------    ------  --------    -------    --------
Balances at December 31,
 1995...................         --   --      18,726     4,245       --         --       22,971
 Capital distribution,
  net...................         --   --      (1,201)      --        --         --       (1,201)
 Sale of common shares..       1,000  --           1       --        --         --            1
 Sale of restricted
  common shares to
  officers, less notes
  receivable from
  officers..............     185,170    2      1,350       --        --         --        1,352
 Deferred compensation
  for issuance of
  options and sale of
  restricted stock......         --   --       1,511       --        --      (1,511)        --
 Amortization of
  deferred compensation.         --   --         --        --        --         115         115
 Common shares issued
  for mergers, net of
  expenses..............  17,748,735  177    101,468       --    (26,477)       --       75,168
 Conversion of mortgage
  notes and interest
  payable...............         --   --      16,917       --        --         --       16,917
 Conversion of
  intercompany debt.....         --   --      35,660       --        --         --       35,660
 Issuance of warrants...         --   --      23,100       --        --         --       23,100
 Equity associated with
  assumption and
  issuance of
  convertible mortgage
  notes.................         --   --       7,934       --        --         --        7,934
 Issuance of common
  stock for exercise of
  warrants..............   1,754,225   18     17,524       --        --         --       17,542
 Recognition of deferred
  tax asset.............         --   --       1,362       --        --         --        1,362
 Net income.............         --   --         --      3,082       --         --        3,082
                          ---------- ----   --------    ------  --------    -------    --------
Balances at December 31,
 1996...................  19,689,130 $197   $224,352    $7,327  $(26,477)   $(1,396)   $204,003
                          ========== ====   ========    ======  ========    =======    ========

    The accompanying notes are an integral part of the financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
Operating activities:
 Net income...................................... $  3,082  $  2,851  $    974
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization.................    4,443     2,343       845
   Deferred compensation.........................      115       --        --
   Amortization of prepaid rent..................       50       --        --
   Amortization of deferred loan costs...........    1,720       --        --
 Change in assets and liabilities, excluding the
  effects of mergers accounted for by the
  purchase method:
   Increase in accounts receivable...............     (394)     (325)      (62)
   Increase in other current assets..............     (104)     (208)     (128)
   Increase (decrease) in accounts payable.......     (167)      229       265
   Increase in accrued real estate taxes.........    1,010       784       188
   Increase in accrued interest on convertible
    mortgage notes...............................      853       --        --
   Increase in other accrued expenses............    1,379       345       299
   Increase in due to affiliate..................      216       --        --
   Other.........................................       58       --        --
                                                  --------  --------  --------
     Net cash provided by operating activities...   12,261     6,019     2,381
                                                  --------  --------  --------
Investing activities:
 Investment in properties, excluding development
  costs payable.................................. (113,461)  (47,421)  (35,288)
 Increase in deposits and pursuit costs..........     (791)     (832)     (182)
 Capital distribution, net.......................   (1,201)      137        (4)
                                                  --------  --------  --------
     Net cash used in investing activities....... (115,453)  (48,116)  (35,474)
                                                  --------  --------  --------
Financing activities:
 Proceeds from note payable to affiliate.........    6,118       --        --
 Payment of notes payable to affiliate...........   (6,492)      --        --
 Proceeds from merger............................   16,564       --        --
 Sale of common stock............................    1,353       --        --
 Exercise of warrants for common stock...........   17,524       --        --
 Proceeds from intercompany debt.................   48,402    43,065    33,832
 Proceeds from convertible mortgage notes........   25,242       --        --
                                                  --------  --------  --------
     Net cash provided by financing activities...  108,711    43,065    33,832
                                                  --------  --------  --------
Net increase in cash and cash equivalents........    5,519       968       739
Cash and cash equivalents, beginning of year.....    1,896       928       189
                                                  --------  --------  --------
Cash and cash equivalents, end of year........... $  7,415  $  1,896  $    928
                                                  ========  ========  ========
Noncash investing and financing transactions:
 Increase in net assets acquired by issuance of
  common stock in mergers........................ $ 58,920  $    --   $    --
                                                  ========  ========  ========
 Conversion of intercompany debt to equity....... $ 35,660  $  8,052  $  7,991
                                                  ========  ========  ========
 Conversion of intercompany debt to convertible
  mortgage notes payable......................... $ 92,789  $    --   $    --
                                                  ========  ========  ========
 Conversion of convertible mortgage debt to
  equity......................................... $ 16,917  $    --   $    --
                                                  ========  ========  ========
 Deferred loan costs resulting from issuance of
  warrants and convertible mortgage debt......... $ 30,734  $    --   $    --
                                                  ========  ========  ========
 Increase in deferred tax asset and deferred tax
  liability...................................... $  1,657  $    --   $    --
                                                  ========  ========  ========
 Increase in property and equipment, and
  development cost payable....................... $  4,347  $    --   $    --
                                                  ========  ========  ========
 Deferred tax assets arising through equity...... $  1,362  $    --   $    --
                                                  ========  ========  ========

    The accompanying notes are an integral part of the financial statements.

                        HOMESTEAD VILLAGE INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

NOTE 1--ORGANIZATION

  Homestead Village Incorporated, a Maryland corporation ("Homestead"), was formed on January 26, 1996 to develop, own, and manage extended-stay lodging facilities under the Homestead Village(R) trademark. Homestead's extended-stay lodging rooms are designed to appeal to guests such as business travelers, professionals and others on a weekly basis, with most guests staying multiple weeks.

  On October 17, 1996 Homestead acquired, through a series of merger transactions, extended-stay lodging assets operating or to be operated under the Homestead Village trademark (the "Merger Transaction"). The net assets related to the Homestead Village properties were acquired through the merger of various wholly-owned subsidiaries of Security Capital Group Incorporated ("Security Capital"), Security Capital Pacific Trust ("PTR") and Security Capital Atlantic Incorporated ("ATLANTIC"), all affiliates of Homestead, in exchange for common stock of Homestead. At the closing date of the Merger Transaction PTR had 28 operating Homestead Village properties, 11 under construction and 15 in planning (or the rights to acquire such properties) while ATLANTIC had one Homestead Village property in operation, 8 under construction and 17 in planning (or the rights to acquire such properties). Such properties are geographically distributed, and Homestead intends to operate, on a national basis. Security Capital provided the trademark, and development and property management expertise as well as operating systems necessary to develop, own and operate the properties.

  Homestead issued 9,485,727 shares of common stock to acquire the net assets of PTR's Homestead Village Group subsidiaries (the "PTR Subsidiaries"). The merging of the PTR Subsidiaries has been accounted for as a combination of entities under common control in a manner similar to a "pooling of interests". Accordingly, the financial statements assume the historical results of operations for the PTR Subsidiaries were combined with Homestead for all of 1996 and prior years, with historical financial position and results of operations prior to 1996 consisting solely of that of the PTR Subsidiaries. Homestead's activities from its formation in January 1996 until the closing date of the mergers were not significant.

  The acquisition of the ATLANTIC subsidiaries has been accounted for as a purchase and, accordingly, the results of the ATLANTIC subsidiaries have been included in Homestead's results from October 17, 1996. Homestead issued 4,201,220 shares of common stock to ATLANTIC to acquire net assets with a fair value of $35.2 million (including $4 million which represents the excess of purchase price over recorded cost) and a cash payment of approximately $16.5 million.

  The acquisition of the Security Capital subsidiaries has been accounted for as a purchase and, accordingly, the results of the Security Capital subsidiaries have been included in Homestead's results from October 17, 1996. Homestead issued 4,062,788 shares of common stock (including 2,150,892 shares of common stock held in escrow) for net assets of $50 million which consisted of trademarks, tradenames, development and property management expertise and operating systems necessary to conduct the business of developing, owning and operating the Homestead Village properties valued at approximately $48.5 million and other net assets of approximately $1.5 million. The escrowed shares will be transferred to Security Capital pro rata based on the completion of PTR's and ATLANTIC's remaining funding commitments. In the event not all of the funding commitments are provided to Homestead by PTR or ATLANTIC, the remaining shares of common stock not transferred to Security Capital will be returned to Homestead along with any dividends paid on those shares. The Escrow Agent will vote all shares of Homestead common stock held in the escrow account proportionately in accordance with the vote of all other Homestead shareholders as instructed by Homestead. In the event that instructions are not received, the Escrow Agent will not vote such shares.

  On November 12, 1996, PTR and ATLANTIC distributed to their shareholders the shares of Homestead common stock received in the Mergers. Security Capital received 3,442,737 shares from PTR and 2,388,876 shares from ATLANTIC. Based on shares received in the Merger (including shares held in escrow), shares received in the distributions by PTR and ATLANTIC, and shares obtained by exercise of Homestead warrants (see Note 5) Security Capital owned 59.14% of Homestead's common stock at December 31, 1996.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Financial Presentation

  The accompanying financial statements include the accounts of Homestead and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

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

 Property and Equipment and Depreciation

  Property and equipment is stated at cost.

  Costs directly related to the acquisition, development or improvement of real estate, including interest and salaries and related costs for site acquisition and supervision of construction, are capitalized. Maintenance and repairs are charged to operations as incurred; major renewals and improvements are capitalized. Costs incurred in connection with the pursuit of successful site acquisitions are capitalized, while costs associated with unsuccessful site acquisitions are expensed at the time the pursuit is abandoned.

  Depreciation is computed by the straight-line method principally over the estimated following useful lives:

             Buildings and improvements... 20-40 years
             Furniture, fixtures and
              equipment...................  2- 7 years

  Pre-opening costs incurred related to the opening of new properties are capitalized and amortized over two years.

 Trademarks and Intangibles

  As a result of the Merger Transaction, Homestead acquired the Homestead Village trademark and certain operating systems for the development, ownership and operation of Homestead Village properties. These intangible assets have been valued at $48.5 million. The amount initially recorded as an asset by Homestead of $22 million represents the pro rata portion of the actual funding provided by PTR and ATLANTIC to the total expected funding to be provided under funding commitment agreements (see Note 4). The shares issued to Security Capital were issued directly to Security Capital and to an escrow agent in proportion to the actual funding commitments fulfilled by PTR and ATLANTIC. As shares are released from escrow, additional intangible assets will be recorded. Homestead is amortizing the intangible assets on the straight line basis over a period of 20 years.

 Deferred Costs

  Homestead incurred certain costs in connection with the Merger Transaction that have been recorded as deferred costs in the accompanying financial statements. These costs are associated with the issuance of warrants to PTR and ATLANTIC in exchange for execution of the Funding Commitment Agreements (see Note 9). The deferred financing costs incurred related to the Funding Commitment Agreements are being amortized by Homestead using the effective interest method over the 10 year life of the convertible mortgages and is included in interest expense. Additionally, Homestead incurred costs associated with the issuance of warrants to Security Capital (see Note 5) in exchange for interim financing (see Note 7) and the lease of office space for one year.

The costs related to the interim financing arrangement with Security Capital have been charged to interest expense. The costs related to the office space provided by Security Capital are being expensed over the period of one year.

 Interest

  During 1996, 1995 and 1994, the total interest paid in cash was $5,721,000, $5,100,000 and $2,448,000, respectively.

  Homestead capitalizes interest as part of the cost of its real estate properties under development. Interest capitalized during 1996, 1995 and 1994 totaled $4,365,000, $2,143,000 and $1,039,000, respectively.

 Income Taxes

  Income taxes for Homestead are determined using the liability method in which deferred income taxes are provided for temporary differences between the carrying amounts of assets and liabilities used for financial reporting purposes and income tax reporting purposes calculated using the income tax rates, under existing legislation, expected to be in effect at the date such temporary differences are expected to reverse.

 Revenue Recognition

  Room revenue and other income are recognized when earned, utilizing the accrual method of accounting. A provision for possible bad debts is made when collection of receivables is considered doubtful.

 Per Share Data

  Prior to the Merger Transaction on October 17, 1996 the operating assets of Homestead were owned by subsidiaries of PTR and ATLANTIC and were managed under contract by subsidiaries of Security Capital. The outstanding shares and equity interests of these entities differed substantially from the common shares, warrants and convertible debt outstanding after the mergers. Therefore, historical earnings per share data is not meaningful.

  The pro forma earnings per share for the year ended December 31, 1996 has been calculated by dividing net income by pro forma weighted average shares outstanding assuming shares and warrants issued to PTR were outstanding since the beginning of the year and shares and warrants issued to Security Capital and ATLANTIC were outstanding since the merger date. Warrants and options are considered common stock equivalents and are included in pro forma weighted average shares on the treasury stock method.

NOTE 3--PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
      Operating properties:
        Land................................................. $ 22,999 $ 14,812
        Buildings and improvements...........................   92,964   52,697
        Furniture, fixtures and equipment....................   19,376   10,028
                                                              -------- --------
                                                               135,339   77,537
        Properties under construction........................  108,692   27,018
        Properties in planning and owned.....................   12,256    3,013
        Land held for future development.....................    1,448      891
        Land held for sale...................................    5,590      --
                                                              -------- --------
          Total.............................................. $263,325 $108,459
                                                              ======== ========

  Statement of Financial Accounting Standards No. 121, Accounting For The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of ("SFAS No. 121"), adopted by Homestead effective January 1, 1996, establishes accounting standards for the review of long-lived assets to be held and used for impairment whenever the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Homestead did not recognize any losses on the date it adopted SFAS No. 121 or during the year ended December 31, 1996.

NOTE 4--DEBT

 Convertible Mortgage Notes Payable

  In connection with the Merger Transaction Homestead obtained funding commitment agreements from PTR and ATLANTIC which provide for aggregate fundings of $198.8 million and $111.1 million, respectively. Under these agreements, Homestead may call for funding from PTR and ATLANTIC for the development of the projects acquired from PTR and ATLANTIC in the Merger Transaction. Assuming full funding of the commitments, PTR and ATLANTIC will receive convertible mortgage notes in stated principal amounts of $221.3 million and $98.0 million, respectively. The discount, in the case of the notes payable to PTR, and the premium, in the case of the notes payable to ATLANTIC, are amortized as an increase and a reduction, respectively, to interest expense over the term of the notes using the effective interest method. The notes are collateralized by the Homestead properties acquired in the mergers ($190.9 million of properties at historical cost mortgaged to PTR and $59.3 million of properties at historical cost mortgaged to ATLANTIC at December 31, 1996), accrue interest at 9.0% on the principal amount, and require interest only payments every six months on May 28 and November 28. The notes are due October 31, 2006, and are callable on or after May 28, 2001.

  The mortgage notes are convertible, at the option of PTR and ATLANTIC, into shares of Homestead common stock on or after March 31, 1997. The conversion price is equal to one share of common stock for every $11.50 of principal amount outstanding. The value of the conversion feature, representing the difference between the conversion price per share and the value per share of Homestead stock established in the Merger Transaction, is recorded as a deferred financing cost as the notes are funded. The deferred amounts are amortized as an increase to interest expense over the term of the notes using the effective interest method.

  Homestead issued warrants to PTR and ATLANTIC in exchange for entering into the funding commitment agreements. The costs associated with the issuance of the warrants have been recorded as deferred financing costs and are amortized to interest expense over the term of the notes using the effective interest method. The effective interest rate on the PTR convertible mortgage notes payable after giving effect to the related discount, conversion feature, and warrants is estimated to be 13.56%.

  At the closing date of the Merger Transaction, $15,004,000 of convertible mortgage notes payable to PTR and related accrued interest of $1,912,000, were converted to capital in accordance with the terms of the Mergers, resulting in a carrying amount of the notes of $60,445,000, net of discount. At December 31, 1996 Homestead owed convertible mortgage notes to PTR of $112,639,000 (carrying amount of $101,309,000 net of unamortized discount). Homestead had not requested fundings under the commitment agreement with ATLANTIC and, accordingly, had no outstanding balance on the convertible mortgage notes with ATLANTIC at December 31, 1996. In January and February 1997, Homestead received funding advances of $10,250,000 and $13,000,000 from PTR and ATLANTIC, respectively, under the funding commitment agreements.

Intercompany Debt

  Prior to the Merger Transaction closing date, the balance sheets reflect intercompany debt of the PTR Subsidiaries assumed to have been borrowed from PTR to fund the acquisition and development of the Homestead Village properties. Acquisition and development costs were assumed to have been financed through borrowing from PTR up through the completion date of each respective property. Upon completion of a property, 30% of the intercompany debt associated with the property was assumed to have been converted to contributed capital. This assumption was made to reflect the ultimate leverage ratio (70% convertible mortgage debt and 30% common equity) expected to exist within Homestead after the funding commitment is fulfilled. Borrowings were assumed to bear interest at the weighted average rate of PTR's line of credit and unsecured long term debt which rates ranged from 7.4% to 9.25% for the period from January 1, 1994 through October 17, 1996.

NOTE 5--SHAREHOLDERS' EQUITY

 Stock Based Compensation Plans

  In 1996 Homestead established two stock option plans, the 1996 Long-term Incentive Plan (the "Incentive Plan") and the 1996 Outside Directors Plans (the "Outside Directors Plan"). During 1996 Homestead made grants of stock options under both plans and sold stock under the Incentive Plan. Homestead has elected to account for these plans under APB Opinion No. 25, under which certain compensation costs have been recognized equal to the difference between the fair value of the Homestead stock at the date of the grant or sale and the exercise or sale price. Total stock-based compensation expense related to these plans for 1996 is $115,000, which is included in corporate operating expenses in the accompanying statement of operations.

  Had compensation cost for the grants of stock options been determined consistent with Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation", Homestead's net income of $3,082,000 for the year ended December 31, 1996 would have been reduced to $3,014,000.

  Homestead may grant options for up to 4,000,000 shares of stock to its full time employees under the Incentive Plan and up to 100,000 shares of stock under the Outside Directors Plan. In 1996, Homestead granted 465,000 shares at an exercise price of $10 and 115,000 shares at an exercise price of $16. These grants have a contractual life of 10 years and at December 31, 1996 none were exercisable and none had been forfeited. Additionally in 1996 Homestead granted options of 4,000 shares at an exercise price of $10 under the Outside Directors Plan. These grants have a contractual life of 10 years and at December 31, 1996 all were exercisable.

  The weighted average fair value of all options granted in 1996 was $6.58. The fair value of each option grant on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions; 1996 risk-free interest rates of 6.23%; no expected dividend yields; expected lives of 5.5 years and expected volatility of 37%.

  Certain of Homestead's key officers purchased 185,170 shares of common stock at a price of $10 per share, subject to a two-year vesting term.

 Warrants

  Homestead issued a total of 10,000,000 of warrants on the merger date which entitles the holders to buy one share of Homestead common stock at the exercise price of $10 per share. Warrants were issued to PTR and ATLANTIC in exchange for entering into the funding commitment agreements in the amounts of 6,363,789 and 2,818,517 shares, respectively. Security Capital received 817,694 Homestead warrants in exchange for providing financing to Homestead during the time between the execution of the merger agreement and the closing date and for the use of office facilities for one year. The warrants expire October 29, 1997.

  The fair value of the warrants exceeded the exercise price at the date of issuance. The difference between the fair value of the Homestead stock at the date of issuance and the warrant exercise price of $10 for the warrants issued to PTR and ATLANTIC has been recorded as deferred financing costs of approximately $21.1 million (see Note 2). The value attributable to the interim financing provided by Security Capital to Homestead of $1,589,000 has been charged to interest expense. The value of the use of office facilities for one year was determined by management to be $300,000 and is being charged to corporate operating expense over a period of one year.

  After the initial issuance of warrants to PTR, ATLANTIC and Security Capital, both PTR and ATLANTIC distributed the warrants to their shareholders which resulted in Security Capital holding a total of 4,730,022 warrants after the distribution. Homestead has the right under an investor agreement entered into with Security Capital at the merger closing to request Security Capital to exercise its warrants in minimum increments of $5,000,000. Through December 31, 1996 Security Capital exercised 1,750,000 warrants or $17,500,000 in proceeds. Third party holders of warrants had exercised 4,225 warrants resulting in proceeds of $42,250 of warrants through year end. In January and February, 1997 Security Capital exercised an additional $10,000,000 of warrants and third parties exercised an additional $47,030. Additionally, Security Capital has made market purchases of 1,360,100 warrants through February, 1997 bringing its holdings of Homestead warrants to 3,340,122.

 Rights Agreement

  On May 16, 1996 the Homestead Board of Directors declared and paid a dividend of one purchase right as defined per the Rights Agreement for each share of Homestead common stock outstanding to the holders of

Homestead common stock of record on that date. The shares of Homestead common stock issued after May 16, 1996 and before the expiration of the purchase rights (May 16, 2006), will also be entitled to one purchase right for each share issued. Each purchase right entitles the holder to purchase one-hundredth of a participating preferred share of Homestead at $50, subject to adjustment as defined in the agreement. The Board of Directors of Homestead through its Articles of Incorporation is authorized to issue one or more series and to determine the number of preferred shares of each series and the rights of each series. The purchase rights will be exercisable only after a person or group of affiliated persons (other than Security Capital, PTR or ATLANTIC) acquires 20% or more of the outstanding shares of common stock or offers to acquire 25% or more.

NOTE 6--INCOME TAXES

  At December 31, 1996, Homestead had, for federal income tax reporting purposes, net operating loss carryforwards of $3,300,000, which expire in the year 2011.

  Significant components of Homestead's deferred tax assets and liabilities as of December 31, 1996 are as follows:

      Deferred tax assets:
        Deferred financing costs................................... $ 3,546,500
        Net Operating Loss.........................................   1,111,500
                                                                    -----------
                                                                      4,658,000
        Valuation allowance........................................  (3,001,000)
                                                                    -----------
                                                                    $ 1,657,000
                                                                    ===========
      Deferred tax liabilities:
        Depreciable assets......................................... $ 1,657,000
                                                                    ===========

  Deferred tax assets related primarily to: (1) the difference in the carrying amount of deferred financing costs recognized at formation and in connection with subsequent fundings of convertible mortgage notes payable for financial reporting purposes and the amount recognized for tax purposes; and (2) the current year tax net operating loss. Deferred tax liabilities relate primarily to the difference in the carrying amount and the methods of depreciation of certain depreciable assets for financial reporting purposes and the amount recognized for tax purposes. A valuation allowance has been recognized to offset the net deferred tax assets, due to the uncertainty of the ultimate realization of those deferred tax assets in future years. Additional paid-in capital has been credited for deferred tax assets arising from equity transactions.

  Prior to the Merger Transaction on October 17, 1996, the PTR Subsidiaries were qualified subsidiaries of PTR, a real estate investment trust and, accordingly, were not subject to income tax. Additionally, prior to the Merger Transaction, Homestead was a wholly-owned subsidiary of Security Capital. For income tax reporting purposes, the net income or loss of the PTR Subsidiaries and Homestead for the period January 1, 1996 through October 16, 1996 will be included in a consolidated tax return for PTR and Security Capital, respectively.

  The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate to net income before income taxes are:

      Statutory rate applied to income before income taxes......... $ 1,048,000
      Effect of PTR income included in other tax returns...........  (1,441,000)
      Effect of Homestead losses included in other tax returns.....      36,000
      Effect of permanent difference...............................     107,000
                                                                    -----------
                                                                       (250,000)
      Provision for valuation allowance............................     250,000
                                                                    -----------
      Income tax expense........................................... $        --
                                                                    ===========

  If the merger of the PTR Subsidiaries and Homestead had occurred on January 1, 1996, income tax expense and net income for the year would have been $1,154,000 and $1,928,000, respectively.

NOTE 7--RELATED PARTY TRANSACTIONS

 REIT and Property Management Agreements

  Prior to the Merger Transaction, the PTR Subsidiaries acquired, developed and operated the Homestead Village properties through management contracts with Security Capital Pacific Incorporated (the "PTR REIT Manager") and SCG Realty Services Incorporated (the "PTR Property Manager").

  The PTR REIT Manager, provided both strategic and day-to-day management services to the PTR subsidiaries including research, asset management, capital market services and legal and accounting services. In exchange, the REIT management contract required the PTR subsidiaries to pay a stipulated REIT management fee of 16% of its defined cash flow. Such fees were $1,412,000; $989,000 and $332,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, the PTR Subsidiaries reimbursed the PTR REIT Manager for travel and out-of-pocket costs incurred.

  The PTR Property Manager provided services to the PTR subsidiaries which were necessary for the operation of its Homestead Village extended-stay lodging business. The property management agreement provided for fees of between 5% and 7% of gross revenues. Such property management fees amounted to $1,737,000; $1,018,000 and $460,000 for the years ended December 31, 1996,
1995 and 1994, respectively.

 Administrative Services Agreement

  Prior to the Merger Transaction, Security Capital provided certain administrative services to Homestead through the PTR REIT Manager and the PTR Property Manager for the Homestead Village properties owned and developed by the PTR Subsidiaries. Certain employees of the PTR REIT Manager who performed various services for the PTR Subsidiaries and who participated in various benefit plans maintained by Security Capital have become employees of Homestead and perform similar services for Homestead.

  At the consummation of the Merger Transaction, Homestead and Security Capital entered into an administrative services agreement (the "Administrative Services Agreement"), pursuant to which Security Capital has agreed to provide Homestead with administrative services with respect to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable, internal audit, cash management, human resources, management information systems, tax and legal administration, research, shareholder communications and investor relations. The fees payable to Security Capital are based on Security Capital's cost of the services provided plus an additional 20%. Any arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. Expense for 1996 was $375,000. The Administrative Services Agreement is for an initial term expiring on December 31, 1997 and will automatically be renewed for one-year terms, subject to approval by a majority of the disinterested members of the Homestead Board.

  Homestead believes its relationship with Security Capital under this agreement provides it with certain advantages, including access to greater quality and depth of management personnel and resources, highly focused research, information systems, insurance, cash management and legal support provided at substantial economics of scale, than it could provide internally.

 Interim Financing Agreement

  During the period May 21, 1996 to October 17, 1996, Security Capital agreed to lend Homestead up to $10 million for working capital and other purposes. The note payable to Security Capital was an unsecured demand note with an interest rate at prime plus .25% per annum. Homestead borrowed up to approximately $6.2 million under this arrangement, including interest advanced under the note, which was repaid from proceeds at the closing date of the Merger Transaction.

NOTE 8--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data (in thousands except per share amounts) for 1996 and 1995 is as follows:

                                           THREE MONTHS ENDED
                                ----------------------------------------
                                          JUNE
                                MARCH 31   30   SEPTEMBER 30 DECEMBER 31  TOTAL
                                -------- ------ ------------ ----------- -------
1996:
  Operating Revenue............  $6,868  $8,475    $8,954      $9,266    $33,563
                                 ======  ======    ======      ======    =======
  Net Income (loss)............  $1,039  $1,436    $1,259      $ (652)   $ 3,082
                                 ======  ======    ======      ======    =======
1995:
  Operating Revenue............  $3,449  $4,422    $4,805      $6,027    $18,703
                                 ======  ======    ======      ======    =======
  Net Income...................  $  683  $1,237    $  777      $  154    $ 2,851
                                 ======  ======    ======      ======    =======

  The above amounts reflect the merger with subsidiaries of PTR accounted for as a combination of entities under common control. Amounts through June 30, 1996 solely reflect the operations of the PTR Subsidiaries. Homestead's previously reported results for the quarter ended September 30, 1996 have been restated to reflect $8,954,000 of operating revenue and $1,349,000 of net income of the PTR Subsidiaries. The reduced net income in the fourth quarter of 1996, as compared to the prior quarters, is primarily a result of the change in corporate structure from external to internal management. This change in structure involves costs associated with operating as a public company, recruiting, relocation and personnel and other costs to create a corporate infrastructure.

NOTE 9--PRO FORMA ADJUSTED RESULTS OF OPERATIONS (UNAUDITED)

  The unaudited pro forma results of operations of Homestead have been prepared, assuming the acquisitions of the ATLANTIC and Security Capital subsidiaries had occurred as of the beginning of 1995, after giving effect to certain adjustments, including development overhead costs, additional costs of operating as a public company (such as additional salaries and benefits, legal, accounting and other professional fees), trademark amortization, interest expense and amortization of deferred financing costs and are as follows (in thousands):

                                                                1996     1995
                                                               -------  -------
      Total revenues.......................................... $33,987  $18,721
                                                               =======  =======
      Net income (loss)....................................... $  (472) $(3,064)
                                                               =======  =======

  The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations would have been had the 1996 acquisitions occurred on January 1, 1995, nor do they purport to present the results of operations of future periods.

NOTE 10--COMMITMENTS AND CONTINGENCIES

 Unfunded Development Commitments

  At December 31, 1996, Homestead had approximately $168 million of unfunded commitments for developments under construction.

 Finder's Agreement

  In conjunction with the Merger Transaction, PTR assigned its rights and obligations pursuant to a series of agreements with an unaffiliated person ("Finder") who developed the Homestead Village concept, and has performed certain services. The agreements which expire February 5, 2043, provide for the payment of fees to

Finder as follows: (i) $535,000 annually with respect to the four properties for which Finder assisted in the location, development and initial operations;
(ii) an annual amount of $7,500 per property (subject to certain conditions as defined in the agreements) for assistance in site location with respect to the first 35 properties constructed (other than the four properties referred to in (i) above); (iii) 20% of the net proceeds as defined per the agreements, upon the sale of the four properties noted in (i) above to an unaffiliated third party; and (iv) 10% of the net proceeds as defined per the agreement, upon the sale of the additional 35 properties to an unaffiliated third party. No such sales have occurred to date. Effective December 1994, the agreement to assist in the site location of any additional properties beyond the 39 properties was terminated. Additionally, Finder has agreed not to compete, directly or indirectly, with the Homestead Village(R) properties in certain states in which PTR and ATLANTIC do business through December 31, 1996. Fee expense under this agreement in 1996, 1995 and 1994 was $662,000, $611,000 and $646,000,
respectively, which is included in corporate operating expenses in the accompanying statements of operations.

NOTE 11--FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following disclosures of estimated fair value of financial instruments were determined by Homestead based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgment and a high degree of subjectivity are involved in developing these estimates and accordingly they are not necessarily indicative of amounts that Homestead could realize upon disposition.

  Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of the Homestead's financial instruments, which include cash and cash equivalents, accounts receivable, other assets, development costs payable, accounts payable and accrued expenses approximate fair value as of December 31, 1996 and 1995 because of the short maturity of these instruments. Similarly, the carrying value of the intercompany debt approximates fair value as of those dates as the interest rates approximate market rates for similar debt instruments.

  As described in Note 4, the convertible mortgage notes due PTR at December 31, 1996 are convertible into Homestead common stock on or after March 31, 1997 on the basis of one share of Homestead common stock for every $11.50 of principal amount outstanding. The fair value of the convertible mortgage notes (assuming conversion), based upon the $18 closing price of Homestead's common stock on the American Stock Exchange at December 31, 1996, was $176,304,000.

                                                                    SCHEDULE III

                         HOMESTEAD VILLAGE INCORPORATED

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                       GROSS AMOUNT AT WHICH
                                      INITIAL COST TO                 CARRIED AT DECEMBER 31,
                                         HOMESTEAD         COSTS               1996
                                    ------------------- CAPITALIZED ---------------------------
                                             BUILDINGS    SUBSE-            BUILDINGS
                                              AND IM-    QUENT TO            AND IM-            ACCUMULATED  CONSTRUCTION   YEAR
PROPERTIES              ENCUMBRANCE   LAND   PROVEMENTS ACQUISITION  LAND   PROVEMENTS  TOTAL   DEPRECIATION     YEAR     ACQUIRED
----------              ----------- -------- ---------- ----------- ------- ---------- -------- ------------ ------------ --------
Albuquerque, New
 Mexico:
 I-40............            (c)    $    770      --     $  1,489   $   776  $  1,483  $  2,259        (a)         (a)      1996
 Osuna/North I-
  25.............            (c)         832      --        4,598       840     4,590     5,430       157        1996       1995
Atlanta, Georgia:
 Cumberland......            (d)       1,321      524       2,419     1,321     2,943     4,264        (a)         (a)      1996
 Gwinnett Place..            (d)         743       --         241       790       194       984        (a)         (a)      1996
 North Druid
  Hills..........            (d)       1,814      144       1,064     1,814     1,208     3,022        (a)         (a)      1996
 Peachtree.......            (d)       1,091    5,085          87     1,095     5,168     6,263        45        1996       1996
 Perimeter.......            (d)       2,356      982       2,100     2,381     3,057     5,438        (a)         (a)      1996
 Roswell.........            (d)       1,923      110         829     1,923       939     2,862        (a)         (a)      1996
Austin, Texas:
 Burnet Road.....            (c)         525      --        3,616       723     3,418     4,141       243        1995       1994
 Midtown.........            (c)         600      --        4,085       643     4,042     4,685       109        1996       1995
 Pavillion.......            (c)         633      --        4,459       633     4,459     5,092       --         1996       1995
 Round Rock......            (c)         483      --          351       506       328       834        (a)         (a)      1995
Charlotte, North
 Carolina:
 1-77 Billy
  Graham Pkwy....            --        1,500      --          366     1,524       342     1,866        (a)         (a)      1996
Dallas, Texas:
 Coit Road/North
  Central........            (c)         425      --        3,051       496     2,980     3,476       463        1994       1993
 Ft.
  Worth/Downtown
  Freeway........            (c)         350      --        2,653       384     2,619     3,003        82        1996       1994
 Las
  Colinas/Irving.            (c)         800      --        3,900       805     3,895     4,700       126        1996       1994
 North
  Arlington/Six
  Flags Hills....            (c)         340      --        3,487       407     3,420     3,827       296        1995       1993
 North Richland
  Hills Road.....            (c)         470      --        3,113       544     3,039     3,583       464        1994       1993
 South Arlington.            (c)         550      --        3,371       642     3,279     3,921       302        1995       1994
 Skillman/Northwest.         (c)         400      --        2,765       400     2,765     3,165       373        1993       1992
 Stemmons/NW
  Highway Worth..            (c)         356      --        4,275       424     4,207     4,631       441        1995       1992
 Tollway/Addison
  Colinas........            (c)         275      --        2,529       353     2,451     2,804       468        1993       1993
Denver, Colorado:
 Cherry Creek....            (c)       1,070      --        1,677     1,078     1,669     2,747        (a)         (a)      1996
 Bellview/Denver
  Tech Center....            (c)         876      --        5,318       942     5,252     6,194       120        1996       1994
 Iliff/Aurora....            (c)         615      --        4,543       624     4,534     5,158       125        1996       1994
 Inverness.......            (c)       1,041      --        2,110     1,064     2,087     3,151        (a)         (a)      1996
Houston, Texas:
 Astrodome/Medical
  Center.........            (c)       1,530      --        3,902     1,669     3,763     5,432       236        1995       1994
 Bammel/Cypress
  Station........            (c)         516      --        3,112       595     3,033     3,628       303        1994       1993
 Fuqua/Hobby
  Airport........            (c)         416      --        3,034       491     2,959     3,450       412        1994       1993
 Park Ten........            (c)         791      --        3,212       860     3,143     4,003       320        1994       1993
 Stafford/Sugarland.         (c)         575      --        3,127       665     3,037     3,702       332        1994       1993
 West by
  Northwest/Hwy
  290............            (c)         519      --        2,997       568     2,948     3,516       434        1994       1993
 Westheimer/Beltway.         (c)         796      --        3,296       897     3,195     4,092       383        1994       1993
 Willowbrook/Northwest.      (c)         575      --        3,437       669     3,343     4,012       250        1995       1994
Jacksonville,
 Florida:
 JTB.............            (d)       1,137      379         976     1,206     1,286     2,492        (a)         (a)      1996

                                                                     GROSS AMOUNT AT WHICH
                                    INITIAL COST TO                 CARRIED AT DECEMBER 31,
                                       HOMESTEAD         COSTS               1996
                                   ------------------ CAPITALIZED ---------------------------
                                           BUILDINGS    SUBSE-            BUILDINGS
                                            AND IM-    QUENT TO            AND IM-            ACCUMULATED  CONSTRUCTION   YEAR
PROPERTIES             ENCUMBRANCE  LAND   PROVEMENTS ACQUISITION  LAND   PROVEMENTS  TOTAL   DEPRECIATION     YEAR     ACQUIRED
----------             ----------- ------- ---------- ----------- ------- ---------- -------- ------------ ------------ --------
Kansas City,
 Missouri:
 Merriam.........           (c)        871      --        3,136       905     3,102     4,007        (a)         (a)      1996
 Plaza...........           --       1,090      --          208     1,158       140     1,298        (a)         (a)      1996
Los Angeles,
 California:
 Brea............           --       1,518      --          173     1,529       162     1,691        (a)         (a)      1996
 El Segundo......           (c)      2,233      --          425     2,255       403     2,658        (a)         (a)      1996
Miami/Ft.
 Lauderdale,
 Florida:
 Coral Springs-
  Northpoint.....           --       1,030      --          139     1,059       110     1,169        (a)         (a)      1996
 Fort Lauderdale.           (d)      1,328      633         926     1,384     1,503     2,887        (a)         (a)      1996
 Miami Airport...           (d)      2,238      679         997     2,326     1,588     3,914        (a)         (a)      1996
 Plantation......           (d)      1,562      358         118     1,636       402     2,038        (a)         (a)      1996
Nashville,
 Tennessee:
 Cool Springs....           (d)      1,106      --          355     1,182       279     1,461        (a)         (a)      1996
 Nashville
  Airport........           (d)      1,292      338         954     1,324     1,260     2,584        (a)         (a)      1996
Orange County,
 California:
 Spectrum........           (c)      2,115      --          508     2,128       495     2,623        (a)         (a)      1996
Phoenix, Arizona:
 Dunlap/North
  West Valley....           (c)        915      --        4,418       935     4,398     5,333        77        1996       1995
 Mesa............           (c)      1,470      --          161     1,529       102     1,631        (a)         (a)      1996
 Tempe...........           (c)        808      --        4,613       830     4,591     5,421       107        1996       1995
 Scottsdale......           (c)        883      --        3,454       971     3,366     4,337       218        1995       1994
 Union Hills.....           (c)        810      --        3,963       821     3,952     4,773       --         1996       1996
Portland, Oregon:
 Lake Oswego.....           (c)      1,960      --          168     2,010       118     2,128        (a)         (a)      1996
 Sunset East.....           (c)      1,289      --          250     1,308       231     1,539        (a)         (a)      1996
Raleigh/Durham,
 North Carolina:
 Hwy 70..........           (d)        901      --          238       936       203     1,139        (a)         (a)      1996
 North Raleigh...           (d)      1,163      301         935     1,197     1,202     2,399        (a)         (a)      1996
 RTP.............           (d)        984      230       1,598       993     1,819     2,812        (a)         (a)      1996
Richmond,
 Virginia:
 Upper Broad.....           (d)      1,358      --          482     1,444       396     1,840        (a)         (a)      1996
Salt Lake City,
 Utah:
 Ft. Union.......           (c)      1,285      --          440     1,288       437     1,725        (a)         (a)      1996
 Redwood.........           (c)        844      --        2,002       912     1,934     2,846        (a)         (a)      1996
San Antonio,
 Texas:
 Bitters.........           (c)      1,000      --        3,836     1,198     3,638     4,836       254        1995       1994
 DeZavala/Six
  Flags Fiesta...           (c)        844      --        3,731       983     3,592     4,575       258        1995       1994
 Fredricksburg/Medical
  Center.........           (c)        800      --        3,356       892     3,264     4,156       319        1994       1993
San Diego,
 California:
 Mission Valley..           (c)      1,603      --          418     1,618       403     2,021        (a)         (a)      1996
San Francisco
 (Bay Area),
 California:
 Milpitas........           (c)      1,136      --        3,413     1,143     3,406     4,549        (a)         (a)      1996
 Mountain View...           (c)      1,805      --          675     1,849       631     2,480        (a)         (a)      1996
 San Jose........           (c)      1,770      --          434     1,776       428     2,204        (a)         (a)      1996
 San Mateo.......           (c)      1,510      --        4,233     1,517     4,226     5,743        (a)         (a)      1995
 San Ramon.......           (c)      1,327      --          402     1,341       388     1,729        (a)         (a)      1996
 Santa Clara.....           --       1,423      --           25     1,428        20     1,448       --           (e)      1996
 Sunnyvale.......           (c)      1,274      --        4,309     1,278     4,305     5,583        (a)         (a)      1995

                                                                 GROSS AMOUNT AT WHICH
                                INITIAL COST TO                 CARRIED AT DECEMBER 31,
                                   HOMESTEAD         COSTS               1996
                               ------------------ CAPITALIZED ---------------------------
                                       BUILDINGS    SUBSE-            BUILDINGS
                                        AND IM-    QUENT TO            AND IM-            ACCUMULATED  CONSTRUCTION   YEAR
PROPERTIES         ENCUMBRANCE  LAND   PROVEMENTS ACQUISITION  LAND   PROVEMENTS  TOTAL   DEPRECIATION     YEAR     ACQUIRED
----------         ----------- ------- ---------- ----------- ------- ---------- -------- ------------ ------------ ---------
Seattle,
 Washington:
 Bellevue........       (c)      2,050      --        1,119     2,067     1,102     3,169        (a)        (a)          1996
 Mountain Lake
  Terrace/N.
  Seattle........       (c)      1,530      --          494     1,589       435     2,024        (a)        (a)          1996
 Redmond.........       (c)      2,265      --          565     2,527       303     2,830        (a)        (a)          1996
 Tukwila.........       (c)        900      --          465       937       428     1,365        (a)        (a)          1996
Tampa Area,
 Florida:
 Brandon.........       (d)        923      762         584       971     1,298     2,269        (a)        (a)          1996
 North Airport...       (d)        615    1,142       1,883       635     3,005     3,640        (a)        (a)          1996
 St. Petersburg..       (d)        766      155         264       766       419     1,185        (a)        (a)          1996
Washington, D.C.:
 BWI.............       (d)        940      --          486     1,062       364     1,426        (a)        (a)          1996
 Dulles-South....       (d)        690      --          237       722       205       927        (a)        (a)          1996
 Fair Oaks.......       (d)      1,152      196         372     1,157       563     1,720        (a)        (a)          1996
 Merrifield......       (d)      1,500      --          276     1,511       265     1,776        (a)        (a)          1996
Miscellaneous....       (b)      5,429      --          161     5,589         1     5,590        --         --      1995/1996
                               -------  -------    --------   -------  --------  --------    ------
 Total...........              $93,319  $12,018    $157,988   $97,368  $165,957  $263,325    $7,717
                               =======  =======    ========   =======  ========  ========    ======

-------
(a) As of December 31, 1996, these properties were under construction or in planning and owned.
(b) Land held for sale.
(c) Certain properties owned by Homestead are subject to the terms and conditions of the Funding Commitment Agreement between Homestead and PTR. At December 31, 1996 convertible mortgage notes in the amount of $112,639 were payable to PTR (carried at $101,309, net of unamortized discount, in the accompanying financial statements).
(d) Certain properties owned by Homestead are subject to the terms and conditions of the Funding Commitment Agreement between Homestead and ATLANTIC. At December 31, 1996 there were no amounts funded on the convertible mortgage notes payable to ATLANTIC.
(e) Land held for future development.

  The following is a reconciliation of the carrying amount and related accumulated depreciation of Homestead's investment in property and equipment, at cost (in thousands):

                   PROPERTY AND EQUIPMENT                1996     1995    1994
                   ----------------------              -------- -------- -------
      Balance at January 1,........................... $108,459 $ 60,213 $24,168
        Acquisition of ATLANTIC properties
         in the merger transaction....................   36,921      --      --
        Development expenditures including land
         acquisition..................................  117,945   48,246  36,045
                                                       -------- -------- -------
      Balance at December 31,......................... $263,325 $108,459 $60,213
                                                       ======== ======== =======
                  ACCUMULATED DEPRECIATION               1996     1995    1994
                  ------------------------             -------- -------- -------
      Balance at January 1,........................... $  3,457 $  1,114 $   269
        Depreciation for the year.....................    4,260    2,343     845
                                                       -------- -------- -------
      Balance at December 31,......................... $  7,717 $  3,457 $ 1,114
                                                       ======== ======== =======

  As of December 31, 1996, the aggregate cost and net investment cost for federal income tax purposes of Homestead's investment in property and equipment amounted to $256,912,000 and $250,845,000, respectively.

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, that each of Homestead Village Incorporated, a Maryland corporation, and the undersigned Directors and officers of Homestead Village Incorporated, hereby constitutes and appoints David C. Dressler, Jr., Michael D. Cryan, Robert E. Clark, Jeffrey A. Klopf and Ariel Amir its or his true and lawful attorneys-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Homestead Village Incorporated

                                                    /s/ David C. Dressler,
                                                         Jr.
                                          By: _________________________________
                                                  David C. Dressler, Jr.
                                             Co-Chairman, President and Chief
                                                    Investment Officer

Date: March 28, 1997

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


    /s/ David C. Dressler, Jr.       Co-Chairman, President,         March 28, 1997
____________________________________  Chief Investment Officer
       David C. Dressler, Jr.         and Director

      /s/ Michael D. Cryan           Co-Chairman, Chief Operating    March 28, 1997
____________________________________  Officer and Director
          Michael D. Cryan

       /s/ Robert E. Clark           Vice President and              March 28, 1997
____________________________________  Controller (Principal
          Robert E. Clark             Accounting and Financial
                                      Officer)

     /s/ John P. Frazee, Jr.         Director                        March 28, 1997
____________________________________
        John P. Frazee, Jr.

      /s/ Patricia G. Will           Director                        March 28, 1997
____________________________________
          Patricia G. Will


                               INDEX TO EXHIBITS

 EXHIBIT NO.                     DOCUMENT DESCRIPTION
 -----------                     --------------------
  4.1        Restated Homestead Charter (incorporated by reference to Ex-
             hibit 3.1 to Homestead's Form S-4 Registration Statement
             (File No. 333-4455, the "Homestead S-4"))
  4.2        Amended and Restated Bylaws of Homestead (incorporated by
             reference to Exhibit 3.2 to the Homestead S-4)
  4.3        Rights Agreement, dated as of May 16, 1996, between Home-
             stead and The First National Bank of Boston, as Rights
             Agent, including form of rights certificate (incorporated by reference to Exhibit 4.2 to the Homestead S-4)
  4.4        Warrant Agreement, dated as of October 17, 1996, between
             Homestead and The First National Bank of Boston, as Warrant
             Agent, including form of warrant certificate (incorporated by reference to Exhibit 4.1 to Homestead's Form 10-Q for the quarter ended September 30, 1996 (File No. 1-12269, the
             "Homestead Form 10-Q"))
  4.5        Amended and Restated Promissory Note by PTR Homestead Vil-
             lage Incorporated in favor of Security Capital Pacific Trust
             ("PTR") (incorporated by reference to Exhibit 4.3 to the
             Homestead Form 10-Q)
  4.6        Amended and Restated Promissory Note by PTR Homestead Vil-
             lage Limited Partnership in favor or PTR (incorporated by
             reference to Exhibit 4.4 to the Homestead Form 10-Q)
  4.7        Additional Corporate Promissory Note by Atlantic Homestead
             Village Incorporated in favor of Security Capital Atlantic
             Incorporated ("ATLANTIC") (incorporated by reference to Ex-
             hibit 4.5 to the Homestead Form 10-Q)
  4.8        Consolidated Amended and Restated Promissory Note by Atlan-
             tic Homestead Village Limited Partnership in favor of ATLAN-
             TIC (incorporated by reference to Exhibit 4.6 to the Home-
             stead Form 10-Q)
  4.9        Amended and Restated Promissory Note by Atlantic Homestead
             Village Limited Partnership in favor of ATLANTIC (incorpo-
             rated by reference to Exhibit 4.7 to the Homestead Form 10-Q)
  4.10       Form of stock certificate for shares of common stock of
             Homestead (incorporated by reference to Exhibit 4.8 to the
             Homestead Form S-4)
 10.1        Protection of Business Agreement, dated as of October 17,
             1996, by and among ATLANTIC, PTR, Security Capital Group In-
             corporated ("Security Capital") and Homestead (incorporated by reference to Exhibit 10.1 to the Homestead Form 10-Q)
 10.2        Investor Agreement, dated as of October 17, 1996, by and be-
             tween Homestead and Security Capital (incorporated by refer-
             ence to Exhibit 10.2 to the Homestead Form 10-Q)
 10.3        Funding Commitment Agreement, dated as of October 17, 1996, between Homestead and PTR (incorporated by reference to Ex-
             hibit 10.3 to the Homestead Form 10-Q)
 10.4        Funding Commitment Agreement, dated as of October 17, 1996, between Homestead and ATLANTIC (incorporated by reference to
             Exhibit 10.4 to the Homestead Form 10-Q)
 10.5        Guaranty of Completion and Payment, dated as of October 17,
             1996, from Homestead to PTR (incorporated by reference to
             Exhibit 10.5 to the Homestead Form 10-Q)
 10.6        Guaranty of Completion and Payment, dated as of October 17,
             1996, from Homestead to ATLANTIC (incorporated by reference to Exhibit 10.10 to the Homestead Form 10-Q)
 10.7        Investor and Registration Rights Agreement, dated as of Oc-
             tober 17, 1996, between Homestead and PTR (incorporated by reference to Exhibit 10.8 to the Homestead Form 10-Q)
 10.8        Investor and Registration Rights Agreement, dated as of Oc-
             tober 17, 1996, between Homestead and ATLANTIC (incorporated by reference to Exhibit 10.7 to the Homestead Form 10-Q)

 EXHIBIT NO.                     DOCUMENT DESCRIPTION
 -----------                     --------------------
 10.9        Escrow Agreement, dated as of October 17, 1996, among Home-
             stead, Security Capital and State Street Bank and Trust Com-
             pany, as escrow agent (incorporated by reference to Exhibit
             10.9 to the Homestead Form 10-Q)
 10.10       Administrative Services Agreement, dated as of October 17,
             1996, by and between Homestead and SCGroup Incorporated (in-
             corporated by reference to Exhibit 10.11 to the Homestead
             Form 10-Q)
 10.11       Homestead Village Incorporated 1996 Long-Term Incentive Plan
             (incorporated by reference to Exhibit 4 to Homestead's Form
             S-8 Registration Statement (File No. 333-17243))
 10.12       Homestead Village Incorporated 1996 Outside Directors Plan
             (incorporated by reference to Exhibit 4 to Homestead's Form
             S-8 Registration Statement (File No. 333-17245))
 10.13       Form of Indemnification Agreement entered into between Home-
             stead and each of its directors
 23.1        Consent of Ernst & Young, LLP, Dallas, Texas
 23.2        Consent of KPMG Peat Marwick LLP, Chicago, Illinois
 24          Power of Attorney (included on page 48)
 27.1        Financial Data Schedules