Form 10-Q
period 1997-03-31
HOMESTEAD VILLAGE INC
filed 1997-05-14
CIK 1013256

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark
One)

  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR
  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from to .

                        COMMISSION FILE NUMBER 1-12269

                               ----------------

                        HOMESTEAD VILLAGE INCORPORATED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                                   MARYLAND
                         (STATE OR OTHER JURISDICTION
                       OF INCORPORATION OR ORGANIZATION)

                                  74-2770966
                               (I.R.S. EMPLOYER
                              IDENTIFICATION NO.)

                            2030 POWERS FERRY ROAD
                               ATLANTA, GA 30339
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                (770) 303-2200
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
                                Yes  X  No

  The number of shares outstanding of the Registrant's common stock as of May 9, 1997 was:21,202,804

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         HOMESTEAD VILLAGE INCORPORATED

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
 PART I.    Condensed Financial Information
    Item 1. Financial Statements
            Condensed Balance Sheets--March 31, 1997 (unaudited) and
            December 31, 1996..........................................      3
            Condensed Statements of Operations--Three-Month Period
            Ended March 31, 1997 and 1996 (unaudited)..................      4
            Condensed Statements of Cash Flows--Three-Month Period
            Ended March 31, 1997 and 1996 (unaudited)..................      5
            Notes to Condensed Financial Statements (unaudited)........      6
            Independent Accountants' Review Report.....................     11
    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................     12
 PART II.   Other Information
    Item 6. Exhibits and Reports on Form 8-K...........................     15

                         HOMESTEAD VILLAGE INCORPORATED

                            CONDENSED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           MARCH 31,  DECEMBER
                         ASSETS                              1997     31, 1996
                         ------                           ----------- --------
                                                          (UNAUDITED)
Current assets:
  Cash and cash equivalents..............................  $  9,141   $  7,415
  Accounts receivable, net of allowance of $20 in 1997
   and $37 in 1996.......................................     1,542        809
  Other current assets...................................       777        736
                                                           --------   --------
    Total current assets.................................    11,460      8,960
Property and equipment...................................   318,896    263,325
Less accumulated depreciation............................     9,175      7,717
                                                           --------   --------
Net investment in property and equipment.................   309,721    255,608
                                                           --------   --------
Deposits and pursuit costs, including $7,355 of funds
 with title companies for property acquisitions in 1997
 and $3,025 in 1996......................................    11,841      5,536
Deferred loan costs, net of accumulated amortization of
 $408 in 1997 and $141 in 1996...........................    31,325     29,075
Trademark and intangibles, net of accumulated
 amortization of $460 in 1997 and $184 in 1996...........    27,427     21,807
Other assets.............................................     4,875      3,639
                                                           --------   --------
    Total assets.........................................  $396,649   $324,625
                                                           ========   ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current Liabilities:
  Development costs payable..............................  $ 18,051   $ 11,328
  Accounts payable.......................................       676        412
  Due to affiliate.......................................       413        216
  Accrued interest payable to affiliates.................     3,779        853
  Accrued real estate taxes..............................       991      2,066
  Other accrued expenses.................................     3,852      2,781
                                                           --------   --------
    Total current liabilities............................    27,762     17,656
Convertible mortgage notes payable to affiliates, net....   137,725    101,309
Deferred income taxes....................................     1,886      1,657
                                                           --------   --------
    Total liabilities....................................   167,373    120,622
Commitments and contingencies
Shareholders' equity:
  Common stock, $.01 par value, 250,000,000 shares
   authorized, 21,210,901 issued and outstanding in 1997
   and 19,689,130 shares issued and outstanding in 1996..       212        197
  Additional paid-in capital and contributed capital.....   242,078    224,352
  Retained earnings......................................     8,850      7,327
  Less shares in escrow..................................   (20,582)   (26,477)
  Less deferred compensation.............................    (1,282)    (1,396)
                                                           --------   --------
    Total shareholders' equity...........................   229,276    204,003
                                                           --------   --------
    Total liabilities and shareholders' equity...........  $396,649   $324,625
                                                           ========   ========

     The accompanying notes are an integral part of the condensed financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         THREE-MONTH PERIOD
                                                                ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                          1997        1996
                                                       ----------- -----------
Revenues:
  Room revenue........................................ $    10,952 $     6,753
  Other revenue.......................................         135         115
                                                       ----------- -----------
    Total operating revenues..........................      11,087       6,868
                                                       ----------- -----------
Operating expenses:
  Property operating expenses.........................       4,816       3,604
  Corporate operating expenses........................       3,083         405
  Depreciation and amortization.......................       1,811         859
                                                       ----------- -----------
    Total operating expenses..........................       9,710       4,868
                                                       ----------- -----------
Operating income......................................       1,377       2,000
                                                       ----------- -----------
Interest income.......................................         146         --
Interest expense, net of capitalized interest.........         --         (961)
                                                       ----------- -----------
Earnings before income taxes..........................       1,523       1,039
Provision for income taxes............................         --          --
                                                       ----------- -----------
Net income............................................ $     1,523 $     1,039
                                                       =========== ===========
Earnings per share:
  Weighted average shares and common equivalent shares
   outstanding........................................  23,934,063
                                                       ===========
  Primary earnings per common and common equivalent
   share.............................................. $       .06
                                                       ===========
  Fully diluted weighted average shares outstanding...  35,164,732
                                                       ===========
  Fully diluted earnings per share.................... $       .04
                                                       ===========
Pro forma earnings per share:
  Weighted average shares and common equivalent shares
   outstanding........................................              10,679,907
                                                                   ===========
  Pro forma earnings per common and common equivalent
   share..............................................             $      0.10
                                                                   ===========


     The accompanying notes are an integral part of the condensed financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                                THREE-MONTH
                                                               PERIOD ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               1997     1996
                                                              -------  -------
Operating activities:
  Net income................................................. $ 1,523  $ 1,039
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization............................   1,811      859
    Deferred compensation....................................     114      --
    Amortization of prepaid rent.............................      75      --
  Change in assets and liabilities:
    Increase in accounts receivable..........................    (716)    (363)
    (Increase) decrease in other current assets..............    (116)      39
    Increase (decrease) in accounts payable..................     264     (236)
    Decrease in accrued real estate taxes....................  (1,075)    (296)
    Increase in other accrued expenses.......................   1,084    1,298
    Increase (decrease) in due to affiliate..................     197      (76)
    Other....................................................     (17)     --
                                                              -------  -------
      Net cash provided by operating activities..............   3,144    2,264
                                                              -------  -------
Investing activities:
  Investment in properties, excluding development costs
   payable................................................... (45,489) (16,527)
  Increase in deposits and pursuit costs.....................  (6,305)    (197)
  Increase in other assets...................................  (1,084)     --
                                                              -------  -------
      Net cash used in investing activities.................. (52,878) (16,724)
                                                              -------  -------
Financing activities:
  Exercise of warrants for common stock......................  15,210      --
  Proceeds from intercompany debt............................     --    15,495
  Proceeds from convertible mortgage notes...................  36,250      --
                                                              -------  -------
      Net cash provided by financing activities..............  51,460   15,495
                                                              -------  -------
Net increase in cash and cash equivalents....................   1,726    1,035
Cash and cash equivalents, beginning of period...............   7,415    1,896
                                                              -------  -------
Cash and cash equivalents, end of period..................... $ 9,141  $ 2,931
                                                              =======  =======
Noncash investing and financing transactions:
  Conversion of intercompany debt to equity.................. $   --   $ 7,164
                                                              =======  =======
  Conversion of intercompany debt to convertible mortgage
   notes payable............................................. $   --   $77,289
                                                              =======  =======
  Deferred loan costs resulting from issuance of convertible
   mortgage debt............................................. $ 2,517  $   --
                                                              =======  =======
  Increase in deferred tax asset and deferred tax liability.. $   229  $   --
                                                              =======  =======
  Increase in trademark and intangibles...................... $ 5,896  $   --
                                                              =======  =======
  Increase in property and equipment from capitalization of
   deferred loan costs amortization.......................... $   434  $   --
                                                              =======  =======
  Increase in property and equipment, and development cost
   payable................................................... $ 6,723  $   201
                                                              =======  =======
  Increase in property and equipment, and accrued interest
   payable to affiliates..................................... $ 2,926  $   --
                                                              =======  =======

     The accompanying notes are an integral part of the condensed financial statements.

                        HOMESTEAD VILLAGE INCORPORATED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                MARCH 31, 1997

                                  (UNAUDITED)

NOTE 1--GENERAL

  The financial statements of Homestead Village Incorporated, a Maryland corporation ("Homestead"), as of and for the period ended March 31, 1997 are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management of Homestead believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in Homestead's 1996 Annual Report on Form 10-K.

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Homestead's financial statements for the interim periods presented. Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation. The results of operations for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

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

NOTE 2--ORGANIZATION

  Homestead was formed on January 26, 1996 to develop, own, and manage extended-stay lodging facilities under the Homestead Village(R) trademark. Homestead's extended-stay lodging rooms are designed to appeal to guests such as business travelers, professionals and others on a weekly basis, with most guests staying multiple weeks.

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

  Homestead's acquisition of the net assets of PTR's Homestead Village Group subsidiaries (the "PTR Subsidiaries") consisting of 54 properties (or the rights to acquire such properties) was accounted for as a combination of entities under common control in a manner similar to a "pooling of interests." Accordingly, the historical results of operations for the PTR Subsidiaries were combined with Homestead for all of 1996. Homestead had no activities from its formation in January 1996 through March 31, 1996, thus financial results for the three months ended March 31, 1996 consist exclusively of that of the PTR Subsidiaries.

  The acquisition of the ATLANTIC subsidiaries consisting of 26 properties (or the rights to acquire such properties), was accounted for as a purchase and, accordingly, the results of the ATLANTIC subsidiaries have been included in Homestead's results only for periods subsequent to October 17, 1996.

  The acquisition of the Security Capital subsidiaries was accounted for as a purchase and, accordingly, the results of the Security Capital subsidiaries have been included in Homestead's results only for periods subsequent to October 17, 1996. Security Capital provided the trademark, and development and property management expertise as well as operating systems necessary to develop, own and operate the properties.

                        HOMESTEAD VILLAGE INCORPORATED

  On November 12, 1996, PTR and ATLANTIC distributed to their shareholders the shares of Homestead common stock received by them in the Merger Transaction. Security Capital received 3,442,737 shares from PTR and 2,388,876 shares from ATLANTIC. Based on shares received in the Merger Transaction (including shares held in escrow), shares received in the distributions by PTR and ATLANTIC, and shares obtained by exercise of Homestead warrants (see Note 5), Security Capital owned 62.0% of Homestead's common stock at March 31, 1997.

NOTE 3--PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                         MARCH 31,  DECEMBER 31,
                                                           1997         1996
                                                        ----------- ------------
                                                        (UNAUDITED)
      Operating properties:
        Land...........................................  $ 27,375     $ 22,999
        Buildings and improvements.....................   112,285       92,964
        Furniture, fixtures and equipment..............    20,263       19,376
                                                         --------     --------
                                                          159,923      135,339
      Properties under construction....................   140,896      108,692
      Properties in planning and owned.................     9,264       12,256
      Land held for future development.................     1,452        1,448
      Land held for sale...............................     7,361        5,590
                                                         --------     --------
          Total........................................  $318,896     $263,325
                                                         ========     ========

NOTE 4--DEBT

 Convertible Mortgage Notes Payable

  In connection with the Merger Transaction, Homestead obtained funding commitment agreements from PTR and ATLANTIC which provide for aggregate fundings of $198.8 million and $111.1 million, respectively. Under these agreements, Homestead may call for funding from PTR and ATLANTIC for the development of the projects acquired from PTR and ATLANTIC in the Merger Transaction. Assuming full funding of the commitments, PTR and ATLANTIC will receive convertible mortgage notes in stated principal amounts of $221.3 million and $98.0 million, respectively. The discount, in the case of the notes payable to PTR, and the premium, in the case of the notes payable to ATLANTIC, are amortized as an increase and a reduction, respectively, to interest expense over the term of the notes using the effective interest method. The notes are collateralized by the Homestead properties acquired in the mergers ($209.7 million of properties at historical cost mortgaged to PTR and $83.5 million of properties at historical cost mortgaged to ATLANTIC at March 31, 1997), accrue interest at 9.0% on the stated principal amount, and require interest only payments every six months on May 28 and November 28. The notes are due October 31, 2006, and are callable on or after May 28, 2001.

  The mortgage notes are convertible, at the option of PTR and ATLANTIC, into shares of Homestead common stock on or after March 31, 1997. The conversion price is equal to one share of common stock for every $11.50 of stated principal amount outstanding. The fair value of the convertible mortgage notes (assuming conversion), based upon the $16.875 closing price of Homestead's common stock on the American Stock Exchange at March 31, 1997, was $217.7 million. The value of the conversion feature, representing the difference between the conversion price per share and the value per share of Homestead stock established in the Merger Transaction, is recorded as a deferred financing cost as the notes are funded. The deferred amounts are amortized as an increase to interest expense over the term of the notes using the effective interest method.

                        HOMESTEAD VILLAGE INCORPORATED

  Homestead issued warrants to PTR and ATLANTIC in exchange for entering into the funding commitment agreements. The costs associated with the issuance of the warrants have been recorded as deferred financing costs and are amortized to interest expense over the term of the notes using the effective interest method. The effective interest rates on the PTR and ATLANTIC convertible mortgage notes payable after giving effect to the related discount or premium, conversion feature, and warrants is estimated to be 13.56% and 9.05%, respectively. Amortization of deferred financing costs and discount and premium included in interest expense for the three months ended March 31, 1997 was approximately $434,000. At March 31, 1997 Homestead owed convertible mortgage notes to PTR of $130,728,000 (funded amount of $117,438,000; carrying amount of $117,745,000 net of unamortized discount) and owed convertible mortgage notes to ATLANTIC of $17,644,000 (funded amount of $20,000,000; carrying amount of $19,980,000 net of unamortized premium).

 Intercompany Debt

  Prior to the Merger Transaction closing date, it was assumed that the PTR Subsidiaries borrowed from PTR to fund the acquisition and development of the Homestead Village properties. Acquisition and development costs were assumed to have been financed through borrowing from PTR up through the completion date of each respective property. Upon completion of a property, 30% of the intercompany debt associated with the property was assumed to have been converted to contributed capital. This assumption was made to reflect the ultimate leverage ratio (70% convertible mortgage debt and 30% common equity) expected to exist within Homestead after the funding commitment is fulfilled. Borrowings were assumed to bear interest at the weighted average rate of PTR's line of credit and unsecured long term debt which rates ranged from 8.0% to 8.92% for the period from January 1, 1996 through March 31, 1996.

 Line of Credit

  On May 6, 1997 Homestead entered into a secured revolving line of credit facility with Commerzbank AG, New York Branch, as agent for lenders, which provides for borrowing up to $50 million, subject to collateral requirements. Borrowings bear interest at the Eurodollar rate plus 2.5% per annum. Additionally, there is a commitment fee of .375% per annum on the average unfunded line of credit balance. The line of credit matures May 1998 and may be extended with the approval of the lenders. There was no outstanding balance on the line of credit as of May 6, 1997.

 Interest

  Homestead incurred total interest cost of $3,360,000 and $1,536,000 for the three months ended March 31, 1997 and 1996, respectively, of which $3,360,000 and $575,000 were capitalized, respectively. Interest paid in cash in the three months ended March 31, 1997 and 1996 was none and $353,300, respectively.

NOTE 5--SHAREHOLDERS' EQUITY

 Warrants

  Homestead issued a total of 10,000,000 of warrants on the merger date which entitles the holders to buy one share of Homestead common stock at the exercise price of $10 per share. Warrants were issued to PTR and ATLANTIC in exchange for entering into the funding commitment agreements (see Note 4) and Security Capital received Homestead warrants in exchange for providing financing to Homestead during the time between the execution of the merger agreement and the closing date and for the use of office facilities for one year. The warrants expire October 29, 1997.

  After the initial issuance of warrants to PTR, ATLANTIC and Security Capital, both PTR and ATLANTIC distributed the warrants to their shareholders which resulted in Security Capital holding a total of 4,730,022

                        HOMESTEAD VILLAGE INCORPORATED
warrants after the distribution. Homestead has the right (under an investor agreement entered into with Security Capital at the merger closing) to request Security Capital to exercise its warrants in minimum increments of $5,000,000. Through March 31, 1997 Security Capital exercised 3,250,000 warrants or $32,500,000 in proceeds. Third party holders of warrants had exercised 25,246 warrants resulting in proceeds of $252,460 through March 31, 1997. Additionally, Security Capital has made market purchases of 1,420,700 warrants through March 31, 1997 bringing the remaining balance of its holdings of Homestead warrants to 2,900,722.

 Per Share Data

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, Homestead will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.01 and $.01 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

  Historical earnings per share data is not presented for the three-month period ended March 31, 1996. The outstanding shares and equity interests of the merged entities differed substantially from the shares, warrants and convertible mortgages outstanding after the mergers. Therefore, management does not believe historical earnings per share data is meaningful. Pro forma earnings per share for the three months ended March 31, 1996 has been calculated by dividing net income by pro forma weighted average shares outstanding assuming shares and warrants issued to PTR in the merger had been outstanding since the beginning of the period. Warrants are considered common stock equivalents and are included in pro forma weighted average shares on the treasury stock method.

NOTE 6--INCOME TAXES

  Deferred tax assets related primarily to: (1) the difference in the carrying amount of deferred financing costs recognized at formation and in connection with subsequent fundings of convertible mortgage notes payable for financial reporting purposes and the amount recognized for tax purposes; and (2) tax net operating loss carry-forwards. Deferred tax liabilities relate primarily to the difference in the carrying amount and the methods of depreciation of certain depreciable assets for financial reporting purposes and the amount recognized for tax purposes.

  Prior to the Merger Transaction on October 17, 1996, the PTR Subsidiaries were qualified subsidiaries of PTR, a real estate investment trust and, accordingly, were not subject to income tax. Additionally, prior to the Merger Transaction, Homestead was a wholly-owned subsidiary of Security Capital. For income tax reporting purposes, the net income or loss of the PTR Subsidiaries and Homestead for the period January 1, 1996 through October 16, 1996 were included in a consolidated tax return for PTR and Security Capital, respectively.

NOTE 7--RELATED PARTY TRANSACTIONS

 REIT and Property Management Agreements

  Prior to the Merger Transaction, the PTR Subsidiaries' activities were managed through a contract with Security Capital Pacific Incorporated (the "PTR REIT Manager") and the PTR Subsidiaries operated the Homestead Village properties through a contract with SCG Realty Services Incorporated (the "PTR Property Manager").

  The PTR REIT Manager provided both strategic and day-to-day management services to the PTR Subsidiaries including research, asset management, capital market services and legal and accounting services. In

                        HOMESTEAD VILLAGE INCORPORATED
exchange, the REIT management contract required the PTR Subsidiaries to pay a stipulated REIT management fee of 16% of its defined cash flow. Such fees included in corporate operating expenses totaled $362,000 for the three months ended March 31, 1996. Additionally, the PTR Subsidiaries reimbursed the PTR REIT Manager for travel and out-of-pocket costs incurred. Homestead no longer pays a management fee to an external manager, but instead directly incurs the cost of corporate employees.

  The PTR Property Manager provided services to the PTR Subsidiaries which were necessary for the operation of its Homestead Village extended-stay lodging business. The property management agreement provided for fees of between 5% and 7% of gross revenues. Such property management fees included in property operating expenses amounted to $500,000 for the three months ended March 31, 1996. Homestead no longer pays a property management fee but instead directly incurs the cost of property level employees.

 Administrative Services Agreement

  At the consummation of the Merger Transaction, Homestead and Security Capital entered into an administrative services agreement (the "Administrative Services Agreement"), pursuant to which Security Capital provides Homestead with administrative services with respect to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable, internal audit, cash management, human resources, management information systems, tax and legal administration, research, shareholder communications and investor relations. The fees payable to Security Capital are based on Security Capital's cost of the services provided plus an additional 20%. Any arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. The total fee for the three months ended March 31, 1997 was $627,000. The Administrative Services Agreement is for an initial term expiring on December 31, 1997 and will automatically be renewed for one-year terms, subject to approval by a majority of the disinterested members of the Homestead Board.

NOTE 8--COMMITMENTS AND CONTINGENCIES

 Unfunded Development Commitments

  At March 31, 1997, Homestead had approximately $174.5 million of unfunded commitments for developments under construction.

 Finder's Agreement

  In conjunction with the Merger Transaction, PTR assigned its rights and obligations pursuant to a series of agreements with an unaffiliated person ("Finder") who developed the Homestead Village concept, and has performed certain services. The agreements which expire February 5, 2043, provide for the payment of fees to Finder as follows: (i) $535,000 annually with respect to the four properties for which Finder assisted in the location, development and initial operations; (ii) an annual amount of $7,500 per property (subject to certain conditions as defined in the agreements) for assistance in site location with respect to the first 35 properties constructed (other than the four properties referred to in (i) above); (iii) 20% of the net proceeds as defined per the agreements, upon the sale of the four properties noted in (i) above to an unaffiliated third party; and (iv) 10% of the net proceeds as defined per the agreement, upon the sale of the additional 35 properties to an unaffiliated third party. No such sales have occurred to date. Effective December 1994, the agreement to assist in the site location of any additional properties beyond the 39 properties was terminated. Additionally, Finder agreed not to compete, directly or indirectly, with the Homestead Village(R) properties in certain states in which PTR and ATLANTIC do business through December 31, 1996. Fee expense under this agreement for the three month periods ended March 31,1997 and 1996 were $177,000 and $158,000 respectively, which is included in property operating expenses in the accompanying statements of operations.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Homestead Village Incorporated

  We have reviewed the accompanying condensed balance sheet of Homestead Village Incorporated as of March 31, 1997, and the related condensed statement of operations and condensed statement of cash flows for the three-month period ended March 31, 1997. These financial statements are the responsibility of the Company's management. We did not make a similar review of the condensed statement of operations and condensed statement of cash flows for the three-month period ended March 31, 1996.

  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year, with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

  Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements at March 31, 1997, and for the three-month period then ended for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Homestead Village Incorporated as of December 31, 1996 and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 24, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31,1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                          Ernst & Young LLP

Dallas, Texas
May 6, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  The following discussion should be read in conjunction with Homestead's financial statements and the notes thereto in Item 1 of this report.

  The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Homestead operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Homestead undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Among the important factors that could cause Homestead's actual results to differ materially from those expressed in the forward-looking statements are (i) changes in general economic conditions in its target markets that could adversely affect demand for Homestead's properties and (ii) changes in financial markets and interest rates that could adversely affect Homestead's cost of capital and its ability to meets its financing needs and obligations.

OVERVIEW

  Homestead's operating results are substantially influenced by (i) the demand for and supply of extended-stay lodging in Homestead's target markets and submarkets, (ii) revenue and average weekly rate growth, (iii) the effectiveness of property level operations and (iv) the pace and price at which Homestead can develop additional extended-stay lodging properties. Capital and credit market conditions which affect Homestead's cost of capital may influence future operating results.

  Homestead's overall results of operations and financial position are also significantly influenced by its development activity. As of March 31, 1997, Homestead has developed, owned and operated 35 Homestead Village properties representing in the aggregate 4,805 units in 10 cities and had 44 Homestead Village properties under construction totaling 5,929 units within four of these cities as well as 18 additional cities. In addition, Homestead owns and controls through contracts 57 development sites for which it plans to initiate construction within the next 12 months, for a total of 136 properties in 36 cities. Units operating, under construction or in pre-development planning aggregate 18,276 units.

  Homestead's reported results in the accompanying financial statements are also affected by certain matters of financial presentation for the mergers through which Homestead acquired its extended stay lodging business (the "Mergers"). The merger with the subsidiaries of PTR was accounted for as a combination of entities under common control in a manner similar to a pooling of interests, thus the historical financial results of the PTR Subsidiaries are presented for all periods prior to October 17, 1996 and, as Homestead had no activities through March 31, 1996, the accompanying financial statements consist exclusively of the activities of the PTR Subsidiaries for the three months ended March 31, 1996. The merger of the subsidiaries of ATLANTIC was accounted for as a purchase, thus the development activities of the subsidiaries of ATLANTIC are not reflected in the accompanying financial statements until after the merger closing date. The merger of the subsidiaries of Security Capital was also accounted for as a purchase, thus the direct incurrence of the costs of personnel for property management and corporate management are reflected in financial results only after the merger closing date.

RESULTS OF OPERATIONS

 Interim Period Comparison

  Net earnings increased $484,000 (46.6%) for the three months ended March 31, 1997 as compared to the same period in 1996. The increase is attributable to an increase of net property operating income of $3.0 million and a decrease in interest expense of $961,000, offset by an increase in corporate operating expense of $2.7 million and an increase in depreciation and amortization of $1.0 million.

  Homestead's development program was the primary reason for the increase of $3.0 million of net property operating income with 11 more properties operating at March 31, 1997 than at March 31, 1996. The decrease in interest expense is also attributable to the development program as all interest costs incurred in the first quarter 1997 were capitalized.

  The increase of $2.7 million in corporate operating expense, arising from the post merger change in corporate structure to a stand alone public company, partially offset the above gains.

 Property Operations

  The following table sets forth certain information for Homestead's operating properties for the periods indicated:

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
      Occupancy................................................   76.8%   80.0%
      Average Weekly Rate(1)................................... $249.07 $216.49
      Weekly RevPAR(2)......................................... $191.21 $173.12
      Number of Operating Properties at Quarter End............      35      24
      Property Operating Income Margin.........................   56.6%   47.6%

--------
(1) Average weekly rate is determined by dividing room revenue by the number of guest room days occupied for the period and multiplying by seven.
(2) Weekly revenue per available room ("RevPAR") is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.

  Homestead opened 11 properties from the end of the first quarter of 1996 through the end of the first quarter of 1997. These property openings were the primary reason for the reported operating revenue increase of $4.2 million (61.4%) for the first three months ended March 31, 1997 as compared to the same period in 1996. The increase in total operating revenue was also due to the 15% increase in the average weekly rate of $32.58 in the first quarter of 1997 compared to 1996.

  Total property operating expenses increased from $3.6 million to $4.8 million over the same period, an increase of $1.2 million. The increase is primarily due to an increase in the number of operating properties as noted above. The increase in property operating expenses was offset by the fact that in 1997 Homestead was no longer paying a property management fee ($500,000 in first quarter 1996), but was directly incurring the costs of property management. Average weekly rate increases noted above, combined with the decrease in property management fees, were the primary reasons for the improved property operating income margin of 56.6% in 1997.

 Homestead Properties Fully Operating Throughout Both Periods

  Homestead had 20 properties, representing 2,755 units that were fully operational throughout the three months ended March 31, 1997 and 1996. Average occupancy for such properties during the three months ended March 31, 1997 and 1996 was 74.2% and 83.1%, respectively. Average weekly rate for such properties during the three months ended March 31, 1997 and 1996 were $245.13 and $215.41, respectively, an increase of 13.8% for the three months ended March 31, 1997 as compared to the same period in 1996. Similar to the results for all properties, the property operating income margin for properties fully operational in both periods improved to 54.7% in first quarter 1997 compared to 47.5% for first quarter 1996.

 Corporate Operating Expenses

  Corporate operating expenses increased $2.7 million for the three months ended March 31, 1997 as compared to the same period in 1996. This comparison is affected by the fact that 1997 corporate expenses reflect a post merger operating basis while 1996 operations, as described above, consist only of the corporate costs and REIT management fee allocations from PTR to the PTR Subsidiaries. The increase is also attributable to the change in corporate structure from external management to internal management. This change in structure involves costs associated with operating as a public company, recruiting, relocation, and personnel expenses and other costs to create a corporate infrastructure, offset in part by capitalizing costs related to information technology, and the acquisition, development or improvement of real estate. Under the new structure, Homestead no longer pays a management fee to an external manager, but instead directly incurs the cost of corporate employees. The management agreement terminated at the merger closing date.

 Depreciation and Amortization

  Depreciation and amortization increased $1 million (110.9%) for the three months ended March 31, 1997 as compared to the same period in 1996. Depreciation of the cost of properties and improvements is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense increased approximately $676,000 (78.7%) for the three months ended March 31, 1997 as compared to the same period in 1996. The increase is due primarily to new properties open for the three months ended March 31, 1997 as compared to the same period in 1996. Homestead also recorded $276,000 in amortization expense for the first three months ended March 31, 1997 as a result of the amortization of the Homestead Village trademark and other intangibles acquired in the Mergers.

 Interest Income

  Interest income of $146,000 for the three months ended March 31, 1997 was a result of interest earned from investment of excess cash on hand.

 Interest Cost

  Total interest cost incurred (interest before consideration of interest costs capitalized for the period) increased $1.8 million (118.7%) for the three months ended March 31, 1997 as compared to the same period in 1996. The increase is due to the increase in investments in operating and under construction properties and the corresponding increase in convertible mortgage notes payable. Total interest cost incurred was offset by an increase in capitalized interest of $2.8 million in the three month period ended March 31, 1997 over the same period in 1996. This increase in capitalized interest is the result of Homestead's increased development activity.

ENVIRONMENTAL MATTERS

  Homestead is not aware of any environmental condition on its properties nor does it expect any environmental condition on its properties to have a material adverse effect upon its business, results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

  As of March 31, 1997 Homestead had invested approximately $312 million for the acquisition and development of Homestead Village properties, 35 of which were operating, 44 of which were under construction and 5 of which were in planning and owned. Homestead had unfunded development commitments for properties under construction of approximately $174.5 million. The total expected future investment to develop properties in planning and owned as of March 31, 1997 was approximately $28.5 million.

  Of the properties in operation, properties under construction and properties in planning and owned at March 31, 1997, 75 were acquired from PTR and ATLANTIC in the Mergers. Homestead also acquired in the Mergers the rights from PTR and ATLANTIC to develop 5 additional properties which are in planning and under control.

Homestead has financed and expects to finance the remaining construction, development and land acquisitions for all of the properties it received from PTR and ATLANTIC with the proceeds of convertible mortgage loans made under the Funding Commitment Agreements from PTR and ATLANTIC. At March 31, 1997 approximately $81 million and $91 million remaining funding commitments are available from PTR and ATLANTIC, respectively. Management expects the funding commitments to be adequate to complete development of such properties.

  Homestead had 52 properties in planning and under control at March 31, 1997 in addition to the 5 properties described above. Homestead expects to finance future construction, development and land acquisitions by exercise of warrants by Security Capital pursuant to the Security Capital Investor Agreement (approximately $29 million available as of March 31, 1997), possible exercise of warrants by warrant holders ($38.2 million outstanding at March 31, 1997), available cash, cash from a line of credit with Commerzbank AG and/or future securities offerings.

  The line of credit entered into on May 6, 1997 will facilitate an efficient response to market opportunities while minimizing the amount of cash invested in short-term investments at lower yields. The line of credit provides for borrowings of up to $50 million (subject to collateral requirements), will bear interest at the Eurodollar rate plus 2.5% per annum, matures May 1998, and may be extended with lender approval. At May 12, 1997 no amounts had been borrowed under the line.

  The Board of Directors has established a policy of retaining earnings to finance Homestead's growth and for general corporate purposes and, therefore, does not anticipate paying a cash dividend in the foreseeable future.

 Operating Activities

  Net cash flow provided by operating activities increased by $880,000 (39%) for the three months ended March 31, 1997 as compared to the same period in 1996. The increase is due primarily to Homestead property openings as described under "--Results of Operations" as well as improvements in average weekly rates.

 Investing and Financing Activities

  During the three months ended March 31, 1997, Homestead invested $45.5 million in Homestead properties. During the first three months of 1996, Homestead invested $16.5 million in Homestead properties. The amounts invested in the first quarter of 1997 were financed primarily from the proceeds of convertible mortgage loans from PTR and ATLANTIC and additionally by proceeds from Security Capital's exercise of Homestead warrants. The amounts invested in the first quarter of 1996 were financed primarily by intercompany borrowings by the PTR Subsidiaries from PTR.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) EXHIBITS

     10.1      $50,000,000 Credit Agreement among Homestead Village
               Incorporated, the Lenders named therein, and Commerzbank AG, New
               York Branch, as Agent for the Lenders dated as of May 6, 1997.
     15        Letter from Ernst & Young LLP regarding unaudited interim
               financial information
     27        Financial Data Schedule

  (b) No reports on Form 8-K were filed during this period.

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Homestead Village Incorporated

                                                 /s/ Robert E. Clark
                                          -------------------------------------
                                                     Robert E. Clark
                                             Vice President (Duly Authorized
                                            Officer), Treasurer and Controller
                                           (Principal Financial and Accounting
                                                         Officer)

Date: May 13, 1997