Form 10-Q
period 1997-06-30
HOMESTEAD VILLAGE INC
filed 1997-08-14
CIK 1013256

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


(Mark
One)

  [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

                            2100 RIVEREDGE PARKWAY
                                   9TH FLOOR
                               ATLANTA, GA 30328
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                (770) 303-2200
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            2030 POWERS FERRY ROAD
                               ATLANTA, GA 30339
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days.
                                Yes  X  No

  The number of shares outstanding of the Registrant's common stock as of August 11, 1997 was:25,348,638

                         HOMESTEAD VILLAGE INCORPORATED

                                     INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
 PART I.    Condensed Financial Information
    Item 1. Financial Statements
            Condensed Balance Sheets--June 30, 1997 (unaudited) and
            December 31, 1996..........................................      3
            Condensed Statements of Operations--Three and Six-Month
            Periods Ended June 30, 1997 and 1996 (unaudited)...........      4
            Condensed Statements of Cash Flows--Six-Month Periods Ended
            June 30, 1997 and 1996 (unaudited).........................      5
            Notes to Condensed Financial Statements (unaudited)........      6
            Independent Accountants' Review Report.....................     12
    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................     13
 PART II.   Other Information
    Item 4. Submission of Matters to a Vote of Security Holders........     17
    Item 6. Exhibits and Reports on Form 8-K...........................     17

                         HOMESTEAD VILLAGE INCORPORATED

                            CONDENSED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JUNE 30,   DECEMBER 31,
                       ASSETS                             1997         1996
                       ------                          ----------  ------------
                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents..........................   $ 10,550     $  7,415
  Accounts receivable, net of allowance of $20 in
   1997 and $37 in 1996..............................      1,810          809
  Other current assets...............................        680          736
                                                        --------     --------
    Total current assets.............................     13,040        8,960
Property and equipment...............................    409,557      263,325
  Less accumulated depreciation......................     11,106        7,717
                                                        --------     --------
Net investment in property and equipment.............    398,451      255,608
                                                        --------     --------
Deposits and pursuit costs, including $4,793 of funds
 with title companies for property acquisitions in
 1997 and $3,025 in 1996.............................      9,429        5,536
Deferred loan costs, net of accumulated amortization
 of $827 in 1997 and $141 in 1996....................     35,463       29,075
Trademark and intangibles, net of accumulated
 amortization of $809 in 1997 and $184 in 1996.......     33,343       21,807
Other assets.........................................      4,103        3,639
                                                        --------     --------
    Total assets.....................................   $493,829     $324,625
                                                        ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------
Current Liabilities:
  Development costs payable..........................   $ 24,550     $ 11,328
  Accounts payable...................................         32          412
  Due to affiliate...................................        143          216
  Accrued interest payable to affiliates.............      1,668          853
  Accrued real estate taxes..........................      1,968        2,066
  Other accrued expenses.............................      5,714        2,781
                                                        --------     --------
    Total current liabilities........................     34,075       17,656
Convertible mortgage notes payable to affiliates,
 net.................................................    194,870      101,309
Deferred income taxes................................        --         1,657
                                                        --------     --------
    Total liabilities................................    228,945      120,622
Commitments and contingencies
Shareholders' equity:
  Common stock, $.01 par value, 250,000,000 shares
   authorized, 23,528,853 issued and outstanding in
   1997 and 19,689,130 shares issued and outstanding
   in 1996...........................................        235          197
  Additional paid-in capital and contributed capital.    269,105      224,352
  Retained earnings..................................     10,945        7,327
  Less shares in escrow..............................    (14,317)     (26,477)
  Less deferred compensation.........................     (1,084)      (1,396)
                                                        --------     --------
    Total shareholders' equity.......................    264,884      204,003
                                                        --------     --------
    Total liabilities and shareholders' equity.......   $493,829     $324,625
                                                        ========     ========

     The accompanying notes are an integral part of the condensed financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                 THREE-MONTH PERIOD
                                        ENDED           SIX-MONTH PERIOD ENDED
                                      JUNE 30,                 JUNE 30,
                               -----------------------  -----------------------
                                  1997        1996         1997        1996
                               ----------- -----------  ----------- -----------
Revenues:
  Room revenue...............  $    13,547 $     8,380  $    24,499 $    15,133
  Other revenue..............          409          95          544         210
                               ----------- -----------  ----------- -----------
    Total revenues...........       13,956       8,475       25,043      15,343
                               ----------- -----------  ----------- -----------
Operating expenses:
  Property operating
   expenses..................        5,562       4,184       10,378       7,788
  Corporate operating
   expenses..................        4,066         494        7,148         899
  Depreciation and
   amortization..............        2,380         982        4,192       1,841
                               ----------- -----------  ----------- -----------
    Total operating expenses.       12,008       5,660       21,718      10,528
                               ----------- -----------  ----------- -----------
Operating income.............        1,948       2,815        3,325       4,815
                               ----------- -----------  ----------- -----------
Interest income..............          148         --           293         --
Interest expense, net of
 capitalized interest........          --       (1,379)         --       (2,340)
                               ----------- -----------  ----------- -----------
Earnings before income taxes.        2,096       1,436        3,618       2,475
Provision for income taxes...          --          --           --          --
                               ----------- -----------  ----------- -----------
Net income...................  $     2,096 $     1,436  $     3,618 $     2,475
                               =========== ===========  =========== ===========
Earnings per share (Note 5):
  Weighted average shares and
   common equivalent shares
   outstanding...............   24,521,502               24,249,178
                               ===========              ===========
  Primary earnings per common
   and common equivalent
   share.....................  $     0 .09              $     0 .15
                               ===========              ===========
  Fully diluted weighted
   average shares
   outstanding...............   40,018,963               37,621,195
                               ===========              ===========
  Fully diluted earnings per
   share.....................  $     0 .05              $     0 .10
                               ===========              ===========
Pro forma earnings per share:
  Weighted average shares and
   common equivalent shares
   outstanding...............               10,679,907               10,679,907
                                           ===========              ===========
  Pro forma earnings per
   common and common
   equivalent share..........              $      0.13              $      0.23
                                           ===========              ===========

     The accompanying notes are an integral part of the condensed financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                 (IN THOUSANDS)

                                                            SIX-MONTH PERIOD
                                                                 ENDED
                                                                JUNE 30,
                                                           -------------------
                                                             1997       1996
                                                           ---------  --------
Operating activities:
  Net income.............................................. $   3,618  $  2,475
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation and amortization.........................     4,192     1,841
    Deferred compensation.................................       234       --
    Amortization of prepaid rent..........................       150       --
  Change in assets and liabilities:
    Increase in accounts receivable.......................    (1,001)     (432)
    Increase (decrease) in other current assets...........       (94)      181
    Decrease in accounts payable..........................      (379)     (130)
    Increase (decrease) in accrued real estate taxes......       (97)      279
    Increase in other accrued expenses....................     2,946     3,065
    Decrease in due to affiliate..........................       (74)     (168)
                                                           ---------  --------
      Net cash provided by operating activities...........     9,495     7,111
                                                           ---------  --------
Investing activities:
  Investment in properties, excluding development costs
   payable................................................  (131,199)  (34,425)
  Increase in deposits and pursuit costs..................    (3,893)   (1,327)
  Increase in other assets................................    (2,298)      --
                                                           ---------  --------
      Net cash used in investing activities...............  (137,390)  (35,752)
                                                           ---------  --------
Financing activities:
  Exercise of warrants for common stock...................    38,516       --
  Proceeds from intercompany debt.........................       --     28,254
  Proceeds from convertible mortgage notes................    93,250       --
  Deferred loan costs for line of credit..................      (610)      --
  Repurchase of stock.....................................      (126)      --
                                                           ---------  --------
      Net cash provided by financing activities...........   131,030    28,254
                                                           ---------  --------
Net increase (decrease) in cash and cash equivalents......     3,135      (387)
Cash and cash equivalents, beginning of period............     7,415     1,896
                                                           ---------  --------
Cash and cash equivalents, end of period.................. $  10,550  $  1,509
                                                           =========  ========
Noncash investing and financing transactions:
  Conversion of intercompany debt to equity............... $     --   $    999
                                                           =========  ========
  Conversion of intercompany debt to convertible mortgage
   notes payable.......................................... $     --   $ 77,289
                                                           =========  ========
  Deferred loan costs resulting from issuance of
   convertible mortgage debt.............................. $   6,465  $    --
                                                           =========  ========
  Decrease in deferred tax asset and deferred tax
   liability.............................................. $ ( 1,657) $    --
                                                           =========  ========
  Increase in trademark and intangibles arising from
   release of shares in escrow............................ $  12,161  $    --
                                                           =========  ========
  Increase in property and equipment arising from
   capitalization of deferred loan costs amortization..... $     997  $    --
                                                           =========  ========
  Increase in property and equipment, and development cost
   payable................................................ $  13,222  $    --
                                                           =========  ========
  Increase in property and equipment, and accrued interest
   payable to affiliates.................................. $     815  $    --
                                                           =========  ========

     The accompanying notes are an integral part of the condensed financial statements.

                        HOMESTEAD VILLAGE INCORPORATED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE 1--GENERAL

  The financial statements of Homestead Village Incorporated ("Homestead") as of June 30, 1997 and for the periods ended June 30, 1997 are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management of Homestead believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in Homestead's 1996 Annual Report on Form 10-K.

  In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Homestead's financial statements for the interim periods presented. Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation. The results of operations for the three and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the entire year.

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

  Homestead acquired the net assets of PTR's Homestead Village Group subsidiaries (the "PTR Subsidiaries") consisting of 54 properties (or the rights to acquire such properties) by issuance of common stock. The merger of the PTR Subsidiaries was accounted for as a combination of entities under common control in a manner similar to a "pooling of interests." Accordingly, the historical results of operations for the PTR Subsidiaries were combined with Homestead for all of 1996. Homestead had no activities from its formation in January 1996 through June 30, 1996, thus financial results for the six months ended June 30, 1996 consist exclusively of that of the PTR Subsidiaries.

  The acquisition of the ATLANTIC subsidiaries, consisting of 26 properties (or the rights to acquire such properties), was accounted for as a purchase and, accordingly, the results of the ATLANTIC subsidiaries have been included in Homestead's results only for periods subsequent to October 17, 1996.

  The acquisition of the Security Capital subsidiaries was accounted for as a purchase and, accordingly, the results of the Security Capital subsidiaries have been included in Homestead's results only for periods subsequent

                        HOMESTEAD VILLAGE INCORPORATED
to October 17, 1996. Security Capital provided the trademark, and development and property management expertise as well as operating systems necessary to develop, own and operate the properties.

  On November 12, 1996, PTR and ATLANTIC distributed to their shareholders the shares of Homestead common stock received by them in the Merger Transaction. Security Capital received 3,442,737 shares from PTR and 2,388,876 shares from ATLANTIC. Based on shares received in the Merger Transaction (including shares held in escrow), shares received in the distributions by PTR and ATLANTIC, and shares obtained by exercise of Homestead warrants (see Note 5), Security Capital owned 65.6% of Homestead's outstanding common stock at June 30, 1997.

NOTE 3--PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                         JUNE 30,   DECEMBER 31,
                                                           1997         1996
                                                        ----------- ------------
                                                        (UNAUDITED)
      Operating properties:
        Land...........................................  $ 35,867     $ 22,999
        Buildings and improvements.....................   143,347       92,964
        Furniture, fixtures and equipment..............    25,655       19,376
                                                         --------     --------
                                                          204,869      135,339
      Properties under construction....................   170,913      108,692
      Properties in planning and owned.................    27,759       12,256
      Land held for future development.................     1,455        1,448
      Land held for sale...............................     4,561        5,590
                                                         --------     --------
          Total........................................  $409,557     $263,325
                                                         ========     ========

  During the three months ended June 30, 1997, Homestead sold excess land parcels for total proceeds of $3,490,000. Net gain recognized of $229,000 has been included in other revenue in the accompanying statement of operations.

NOTE 4--DEBT

 Convertible Mortgage Notes Payable

  In connection with the Merger Transaction, Homestead obtained funding commitment agreements from PTR and ATLANTIC which provide for aggregate fundings of $198.8 million and $111.1 million, respectively. Under these agreements, Homestead may call for funding from PTR and ATLANTIC for the development of the projects acquired from PTR and ATLANTIC in the Merger Transaction. Assuming full funding of the commitments, PTR and ATLANTIC will receive convertible mortgage notes in stated principal amounts of $221.3 million and $98.0 million, respectively. The discount, in the case of the notes payable to PTR, and the premium, in the case of the notes payable to ATLANTIC, are amortized as an increase and a reduction, respectively, to interest expense over the term of the notes using the effective interest method. The notes are collateralized by the Homestead properties acquired in the mergers ($242.5 million of properties at historical cost mortgaged to PTR and $116.4 million of properties at historical cost mortgaged to ATLANTIC at June 30, 1997), accrue interest at 9.0% on the principal amount, and require interest only payments every six months on May 28 and November 28. The notes are due October 31, 2006, and are callable on or after May 28, 2001.

  The mortgage notes are convertible, at the option of PTR and ATLANTIC, into shares of Homestead common stock at a conversion price equal to one share of common stock for every $11.50 of principal amount

                         HOMESTEAD VILLAGE INCORPORATED
outstanding. The fair value of the convertible mortgage notes (assuming conversion), based upon the $17.875 closing price of Homestead's common stock on the American Stock Exchange at June 30, 1997, was $317.8 million.

  The value of the conversion feature, representing the difference between the conversion price per share and the value per share of Homestead stock established in the Merger Transaction, is recorded as a deferred financing cost as the notes are funded. The deferred amounts are amortized as an increase to interest expense over the term of the notes using the effective interest method.

  Homestead issued warrants to PTR and ATLANTIC in exchange for entering into the funding commitment agreements. The costs associated with the issuance of the warrants have been recorded as deferred financing costs and are amortized to interest expense over the term of the notes using the effective interest method. The effective interest rates on the PTR and ATLANTIC convertible mortgage notes payable after giving effect to the related discount or premium, conversion feature, and warrants is estimated to be 13.56% and 9.05%, respectively. Amortization of deferred financing costs and discount and premium included in interest expense for the six months ended June 30, 1997 was approximately $942,000. At June 30, 1997 Homestead owed convertible mortgage notes to PTR of $158,557,000 (funded amount of $142,438,000; carrying amount of $142,969,000 net of unamortized discount) and owed convertible mortgage notes to ATLANTIC of $45,874,000 (funded amount of $52,000,000; carrying amount of $51,901,000 net of unamortized premium).

 Intercompany Debt

  Prior to the Merger Transaction closing date, it was assumed that the PTR Subsidiaries borrowed on an intercompany basis from PTR to fund the acquisition and development of the Homestead Village properties. Acquisition and development costs were assumed to have been financed through borrowing from PTR up through the completion date of each respective property. Upon completion of a property, 30% of the intercompany debt associated with the property was assumed to have been converted to contributed capital. This assumption was made to reflect the ultimate leverage ratio (70% convertible mortgage debt and 30% common equity) expected to exist within Homestead after the funding commitment is fulfilled. Intercompany borrowings were assumed to bear interest at the weighted average rate of PTR's line of credit (7.6%) for the period from January 1, 1996 through June 30, 1996.

 Line of Credit

  On May 6, 1997 Homestead entered into a secured revolving line of credit facility with Commerzbank AG, New York Branch as agent and lender ("CAG"), which provides for borrowings of up to $50 million, subject to collateral requirements. Borrowings bear interest at the Eurodollar rate plus 2.5% per annum. Additionally, there is a commitment fee of .325% per annum on the average unfunded line of credit balance. The line of credit matures May 1998 and may be extended with the approval of CAG. The line requires maintenance of certain financial covenants, specifically, aggregate indebtedness of no more than 65% of gross asset value, as defined, or indebtedness secured by a lien of no more than 60% of gross asset value, as defined. Homestead must also maintain a minimum debt service coverage ratio of earnings before interest, income taxes, depreciation, amortization, and gains or losses on sales of assets to debt service, as defined, of no less than 1.3 to 1 and not allow stockholders equity to be less than $204 million. The covenants also restrict payment of dividends without lender approval. Homestead is in compliance with all such covenants as of June 30, 1997.

 Interest

  Homestead incurred total interest cost of $7,988,000 and $3,574,000 for the six months ended June 30, 1997 and 1996, respectively, of which $7,988,000 and $1,234,000 were capitalized, respectively. Interest paid in cash in the six months ended June 30, 1997 and 1996 was $6,147,000 and $657,100, respectively.

                         HOMESTEAD VILLAGE INCORPORATED

NOTE 5--SHAREHOLDERS' EQUITY

 Warrants

  Homestead issued a total of 10,000,000 warrants on the merger date which entitles the holders to buy one share of Homestead common stock at the exercise price of $10 per share. Warrants were issued to PTR and ATLANTIC in exchange for entering into the funding commitment agreements (see Note 4) and Security Capital received Homestead warrants in exchange for providing financing to Homestead during the time between the execution of the merger agreement and the closing date and for the use of office facilities for one year. The warrants expire October 29, 1997.

  After the initial issuance of warrants to PTR, ATLANTIC and Security Capital, both PTR and ATLANTIC distributed the warrants to their shareholders which resulted in Security Capital holding a total of 4,730,022 warrants after the distribution. Homestead has the right (under an investor agreement entered into with Security Capital at the merger closing) to request Security Capital to exercise its warrants in minimum increments of $5,000,000. Through June 30, 1997 Security Capital exercised 5,550,000 warrants with total proceeds to Homestead of $55,500,000. Third party holders of warrants had exercised 55,798 warrants resulting in proceeds of $557,980 through June 30, 1997. Additionally, Security Capital has made market purchases of 2,377,895 warrants through June 30, 1997 bringing the remaining balance of its holdings of Homestead warrants to 1,557,917.

 Per Share Data

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, Homestead will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is expected to result in an increase in primary earnings per share of $.01 for the three months ended June 30, 1997 and an increase of $.02 in pro forma earnings per share for the three months ended June 30, 1996. On a year to date basis the impact is expected to result in an increase in primary earnings per share of $.02 for the six months ended June 30, 1997 and an increase of $.03 in pro forma earnings per share for the six months ended June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

  Historical earnings per share data is not presented for the six-month period ended June 30, 1996. The outstanding shares and equity interests of the merged entities differed substantially from the shares, warrants and convertible mortgages outstanding after the mergers. Therefore, management does not believe historical earnings per share data is meaningful. Pro forma earnings per share for the three and six-month periods ended June 30, 1996 has been calculated by dividing net income by pro forma weighted average shares outstanding assuming shares and warrants issued to PTR in the merger had been outstanding since the beginning of the period. Warrants are considered common stock equivalents and are included in pro forma weighted average shares on the treasury stock method.

NOTE 6--INCOME TAXES

  Deferred tax assets related primarily to: (1) the difference in the carrying amount of deferred financing costs recognized at formation and in connection with subsequent fundings of convertible mortgage notes payable for financial reporting purposes and the amount recognized for tax purposes; (2) the difference in the carrying amount of depreciable assets for tax purposes and financial reporting purposes; and (3) tax net operating loss carry forward. During the quarter ended June 30, 1997 Homestead determined that, for income tax reporting purposes, the basis of the property assets acquired from PTR in the October, 1996 merger are to be recorded at

                         HOMESTEAD VILLAGE INCORPORATED
fair market value at date of transfer. This results in a tax basis for these properties which is approximately $55 million in excess of the basis for financial reporting purposes, which has been recorded as a fully reserved deferred tax asset of approximately $18.7 million in the accompanying financial statements as of June 30, 1997.

  At June 30, 1997, Homestead had, for federal income tax reporting purposes, net operating loss carryforwards of approximately $2,500,000 (net of approximately $775,000 utilized during the period ended June 30, 1997), which will expire in the year 2011.

  Prior to the Merger Transaction on October 17, 1996, the PTR Subsidiaries were qualified subsidiaries of PTR, a real estate investment trust and, accordingly, were not subject to income tax. Additionally, prior to the Merger Transaction, Homestead was a wholly-owned subsidiary of Security Capital. For income tax reporting purposes, the net income or loss of the PTR Subsidiaries and Homestead for the period January 1, 1996 through October 17, 1996 were included in consolidated tax returns for PTR and Security Capital, respectively.

NOTE 7--RELATED PARTY TRANSACTIONS

 REIT and Property Management Agreements

  Prior to the Merger Transaction, the PTR Subsidiaries' activities were managed through a contract with Security Capital Pacific Incorporated (the "PTR REIT Manager") and the PTR Subsidiaries operated the Homestead Village properties through a contract with SCG Realty Services Incorporated (the "PTR Property Manager"). Both the PTR REIT Manager and the PTR Property Manager were subsidiaries of Security Capital.

  The PTR REIT Manager provided both strategic and day-to-day management services to the PTR Subsidiaries including research, asset management, capital market services and legal and accounting services. In exchange, the REIT management contract required the PTR Subsidiaries to pay a stipulated REIT management fee of 16% of its defined cash flow. Such fees included in corporate operating expenses totaled $822,000 for the six months ended June 30, 1996. Additionally, the PTR Subsidiaries reimbursed the PTR REIT Manager for travel and out-of-pocket costs incurred. Homestead no longer pays a management fee to an external manager, but instead directly incurs the cost of corporate employees.

  The PTR Property Manager provided services to the PTR Subsidiaries which were necessary for the operation of its Homestead Village extended-stay lodging business. The property management agreement provided for fees of between 5% and 7% of gross revenues. Such property management fees included in property operating expenses amounted to $1,048,000 for the six months ended June 30, 1996. Homestead no longer pays a property management fee but instead directly incurs the cost of property level employees.

 Administrative Services Agreement

  At the consummation of the Merger Transaction, Homestead and Security Capital entered into an administrative services agreement (the "Administrative Services Agreement"), pursuant to which Security Capital provides Homestead with administrative services with respect to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable, internal audit, cash management, human resources, management information systems, tax and legal administration, research, shareholder communications and investor relations. The fees payable to Security Capital are based on Security Capital's cost of the services provided plus an additional 20%. Arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. The total fee for the six months ended June 30, 1997 was $1,080,000. The Administrative Services Agreement is for an initial term expiring on December 31, 1997 and will automatically be renewed for one-year terms, subject to approval by a majority of the independent members of the Homestead Board.

                         HOMESTEAD VILLAGE INCORPORATED

NOTE 8--COMMITMENTS AND CONTINGENCIES

 Unfunded Development Commitments

  At June 30, 1997, Homestead had approximately $168 million of unfunded commitments for developments under construction.

 Finder's Agreement

  In conjunction with the Merger Transaction, PTR assigned its rights and obligations pursuant to a series of agreements with an unaffiliated person ("Finder") who developed the Homestead Village concept, and has performed certain services. The agreements expire February 5, 2043, and provide for the payment of fees to Finder as follows: (i) $535,000 annually with respect to the four properties for which Finder assisted in the location, development and initial operations; (ii) an annual amount of $7,500 per property (subject to certain conditions as defined in the agreements) for assistance in site location with respect to the first 35 properties constructed (other than the four properties referred to in (i) above); (iii) 20% of the net proceeds as defined per the agreements, upon the sale of the four properties noted in (i) above to an unaffiliated third party; and (iv) 10% of the net proceeds as defined per the agreement, upon the sale of the additional 35 properties to an unaffiliated third party. No such sales have occurred to date. Effective December 1994, the agreement to assist in the site location of any additional properties beyond the 39 properties was terminated. Fee expense under this agreement for the six-month periods ended June 30,1997 and 1996 was $344,000 and $320,000 respectively, which is included in property operating expenses in the accompanying statements of operations.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Homestead Village Incorporated

  We have reviewed the accompanying condensed balance sheet of Homestead Village Incorporated as of June 30, 1997, the related condensed statements of operations for the three and six-month periods ended June 30, 1997, and the condensed statement of cash flows for the six-month period ended June 30, 1997. These financial statements are the responsibility of the Company's management. We did not make a similar review of the condensed statements of operations for the three and six-month periods ended June 30, 1996 and the condensed statement of cash flows for the six-month period ended June 30, 1996.

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

  Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements at June 30, 1997, and for the three and six-month periods then ended for them to be in conformity with generally accepted accounting principles.

  We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Homestead Village Incorporated as of December 31, 1996 and the related statements of operations, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 24, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                          Ernst & Young LLP

Dallas, Texas
July 28, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

  The following discussion should be read in conjunction with Homestead's financial statements and the notes thereto in Item 1 of this report.

  The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Homestead operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the important factors that could cause Homestead's actual results to differ materially from those expressed in the forward-looking statements are (i) changes in general economic conditions in its markets that could adversely affect demand for Homestead's properties and (ii) changes in financial markets and interest rates that could adversely affect Homestead's cost of capital and its ability to meet its financing needs and obligations.

OVERVIEW

  Homestead's operating results are substantially influenced by (i) the demand for and supply of extended-stay lodging in Homestead's markets and submarkets,
(ii) occupancy and average weekly rate, (iii) the effectiveness of property level operations and (iv) the pace and cost at which Homestead can develop additional extended-stay lodging properties. Capital and credit market conditions which affect Homestead's cost of capital may influence future operating results.

  Homestead's overall results of operations and financial position are significantly influenced by its development activity. As of June 30, 1997, Homestead has developed, owned and operated 42 Homestead Village properties representing in the aggregate 5,724 units in 13 cities and had 43 Homestead Village properties under construction totaling 5,800 units within 8 of these cities as well as 15 additional cities. In addition, Homestead owns and controls through contracts 54 development sites for which it plans to initiate construction within the next 12 months, for a total of 139 properties in 39 cities. Units operating, under construction or in pre-development planning aggregate 18,633 units.

  Homestead's reported results in the accompanying financial statements are also affected by certain matters of financial presentation for the mergers through which Homestead acquired its extended stay lodging business (the "Mergers"). The Merger with the subsidiaries of PTR was accounted for as a combination of entities under common control in a manner similar to a pooling of interests, thus the historical financial results of the PTR Subsidiaries are presented for all periods prior to October 17, 1996 and, as Homestead had no activities through June 30, 1996, the accompanying financial statements consist exclusively of the activities of the PTR Subsidiaries for the six months ended June 30, 1996. The Merger of the subsidiaries of ATLANTIC was accounted for as a purchase, thus the development activities of the subsidiaries of ATLANTIC are not reflected in the accompanying financial statements until after the Merger closing date. The Merger of the subsidiaries of Security Capital was also accounted for as a purchase, thus the direct incurrence of the costs of personnel for property management and corporate management are reflected in financial results only after the Merger closing date.

RESULTS OF OPERATIONS

 Interim Period Comparison

  Net earnings increased $1.1 million (46.2%) for the six months ended June
30, 1997 as compared to the same period in 1996. The increase is attributable to an increase of net property operating income of $6.9 million and a decrease in interest expense of $2.3 million, offset by an increase in corporate operating expense of $6.2 million and an increase in depreciation and amortization of $2.4 million. Additionally, Homestead recognized net other revenues of $229,000 on sales of excess land parcels in 1997.

  Homestead's development program was the primary reason for the increase of $6.9 million of net property operating income with 14 more properties operating at June 30, 1997 than at June 30, 1996. The decrease in interest expense is also attributable to the development program as all interest costs incurred in the first six months ended June 30, 1997 were capitalized.

  The increase of $6.2 million in corporate operating expense, arising from the post Merger change in corporate structure to an internally managed, stand alone public company, partially offset the above gains.

 Property Operations

  The following table sets forth certain information for Homestead's operating properties for the periods indicated:

                                      SIX MONTHS ENDED    THREE MONTHS ENDED
                                          JUNE 30,             JUNE 30,
                                      ------------------  --------------------
                                        1997      1996      1997       1996
                                      --------  --------  ---------  ---------
   Occupancy.........................     77.6%     81.0%      78.3%      81.8%
   Average Weekly Rate(1)............ $    252  $    218  $     254  $     220
   Weekly RevPAR(2).................. $    196  $    177  $     199  $     180
   Number of Operating Properties at
    Period End.......................       42        28         42         28
   Property Operating Income Margin..     58.2%     49.2%      59.5%      50.6%

--------
(1) Average weekly rate is determined by dividing room revenue by the number of guest room days occupied for the period and multiplying by seven.
(2) Weekly revenue per available room ("RevPAR") is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.

  Homestead's 14 property openings from the end of the second quarter of 1996 through the end of the second quarter of 1997 were the primary reason for the reported room revenue increase of $9.4 million (61.9%) for the first six months ended June 30, 1997 as compared to the same period in 1996. The increase in room revenue was due to an increase in the average weekly rate of $33.46 (15.3%) in the first six months ended June 30, 1997 compared to 1996, offset in part by the decline in occupancy in 1997 versus 1996.

  Total property operating expenses increased from $7.8 million to $10.4 million over the same period, an increase of $2.6 million for the first six months ended June 30, 1997. The increase is primarily due to an increase in the number of operating properties as noted above. The increase in property operating expenses is partially offset by the fact that in 1997 Homestead was no longer paying a property management fee ($1,048,000 in first six months ended June 30, 1996), but was directly incurring the costs of property operations. Average weekly rate increases noted above, combined with the decrease in property management fees, were the primary reasons for the improved property operating income margin of 58.2% in 1997.

 Homestead Properties Fully Operating Throughout Both Periods

  Homestead had 20 properties, representing 2,755 units, that were fully operational throughout the six months ended June 30, 1997 and 1996. Average occupancy for such properties during the six months ended June 30, 1997 and 1996 was 77.6 % and 84.0 %, respectively. The decline in occupancy is not projected to continue on a longer term basis and is the direct result of implementing strategic pricing in certain markets. Average weekly rates for such properties during the six months ended June 30, 1997 and 1996 were $242.68 and $217.33, respectively, an increase of 11.7% for the six months ended June 30, 1997 as compared to the same period in 1996. This increase in rates, offset somewhat by the decrease in occupancy, resulted in an overall increase in

RevPAR for the six months ended June 30, 1997 to $188.20 from $182.65 for the same period in 1996. The RevPAR increase and the decrease in property management fees, described above, improved the property operating income margin for comparable properties to 55.7% for the six months ended June 30, 1997 compared to 47.5% for the same period in 1996.

 Corporate Operating Expenses

  Corporate operating expenses increased $6.2 million for the six months ended June 30, 1997 as compared to the same period in 1996. This comparison is affected by the fact that 1997 corporate expenses reflect a post merger operating basis while 1996 operations consist only of the corporate costs and REIT management fee allocations from PTR to the PTR Subsidiaries. The increase is also attributable to the change in corporate structure from external management to internal management and additional corporate costs associated with the continued growth of the company. This change in structure involves costs associated with operating as a public company, recruiting, relocation, and personnel expenses and other costs to create a corporate infrastructure, offset in part by capitalizing costs related to information technology, and the acquisition, development or improvement of real estate.

 Depreciation and Amortization

  Depreciation and amortization increased $2.4 million (127.6%) for the six months ended June 30, 1997 as compared to the same period in 1996. Depreciation of the cost of properties and improvements is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense increased approximately $1,726,000 (93.8%) for the six months ended June 30, 1997 as compared to the same period in 1996. The increase is due primarily to new properties open for the six months ended June 30, 1997 as compared to the same period in 1996. Homestead also recorded $625,000 in amortization expense for the six months ended June 30, 1997 as a result of the amortization of the Homestead Village trademark and other intangibles acquired in the Mergers.

 Interest Income

  Interest income of $293,000 for the six months ended June 30, 1997 was a result of interest earned from investment of excess cash on hand.

 Interest Cost

  Total interest cost incurred (interest before consideration of interest costs capitalized for the period) increased $4.4 million (123.5%) for the six months ended June 30, 1997 as compared to the same period in 1996. The increase is due to the increase in investments in operating and under construction properties which were primarily funded by an increase in convertible mortgage notes payable. Total interest cost incurred was offset by an increase in capitalized interest of $6.8 million in the six-month period ended June 30, 1997 over the same period in 1996. This increase in capitalized interest is the result of Homestead's increased development activity.

ENVIRONMENTAL MATTERS

  Homestead is not aware of any environmental condition on its properties that could, nor does it expect any environmental condition on its properties to, have a material adverse effect upon its business, results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

  As of June 30, 1997 Homestead had 43 properties in construction and 15 additional sites acquired for development ("in planning and owned"). Homestead also had 39 sites under contractual control ("in planning under contractual control") with acquisition and construction start expected to occur within twelve months. Homestead intends to pursue additional sites for acquisition and development with an expectation of 40 to 50 construction starts through the year 2000.

  Unfunded development commitments for properties under construction as of June 30, 1997 approximates $168 million. Expected future investment to develop the properties in planning and owned as of June 30, 1997 is approximately $87 million. The estimated total investment to acquire and develop the properties in planning under contractual control approximates $326 million.

  To fund its development program Homestead has as of June 30, 1997 the following resources available: approximately $115 million under the funding commitment agreements from PTR and ATLANTIC, approximately $15.5 million from the exercise of warrants by Security Capital pursuant to Homestead's investor agreement with Security Capital, the possible exercise of approximately $28.4 million of warrants held by third parties, cash from the line of credit described below, and cash from operations in excess of operating needs. Since June 30 and through August 11, 1997 Security Capital has exercised warrants of $18.1 million (which includes substantially all warrants Security Capital purchased since June 30) and third parties exercised warrants of $64,000. The warrants are exercisable at $10 per share and expire October 29, 1997. As of August 11, 1997 Homestead's market price of its common stock was $16.50.

  Capital resources in addition to those described above will be needed to fund Homestead's planned developments. Homestead intends to seek additional credit facility capacity and may issue long-term debt or additional equity securities. There can be no assurance that Homestead will be able to obtain such funding as and when required or on acceptable terms.

  On May 6, 1997 Homestead entered into a secured revolving line of credit facility with Commerzbank AG, New York Branch as agent and lender ("CAG"), which provides for borrowings of up to $50 million, subject to collateral requirements. Borrowings bear interest at the Eurodollar rate plus 2.5% per annum. Additionally, there is a commitment fee of .325% per annum on the average unfunded line of credit balance. The line of credit matures May 1998 and may be extended with the approval of CAG. The line requires maintenance of certain financial covenants, specifically, aggregate indebtedness of no more than 65% of gross asset value, as defined, or indebtedness secured by a lien of no more than 60% of gross asset value. Homestead must also maintain a minimum debt service coverage ratio of earnings before interest, income taxes, depreciation, amortization, and gains or losses on sales of assets to debt service, as defined, of no less than 1.3 to 1 and not allow stockholders equity to be less than $204 million. The covenants also restrict payment of dividends without lender approval. Homestead is in compliance with all such covenants as of June 30, 1997. As of August 11, 1997, Homestead had borrowed $12.5 million under the line of credit.

  The Board of Directors has established a policy of retaining earnings to finance Homestead's growth and for general corporate purposes and, therefore, does not anticipate paying a cash dividend in the foreseeable future.

 Operating Activities

  Net cash flow provided by operating activities increased by $2.4 million (34%) for the six months ended June 30, 1997 as compared to the same period in 1996. The increase is due primarily to Homestead property openings as described under "--Results of Operations" as well as improvements in property operations.

 Investing and Financing Activities

  During the six months ended June 30, 1997, Homestead invested $131.2 million in Homestead properties. The amounts invested in the first six months ended June 30, 1997 were financed primarily from the proceeds of convertible mortgage loans from PTR and ATLANTIC and additionally by proceeds from exercise of Homestead warrants. The amounts invested in the first six months ended June 30, 1996 were financed primarily by intercompany borrowings by the PTR Subsidiaries from PTR.

                           PART II. OTHER INFORMATION

ITEM. 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Annual Meeting of Shareholders held on May 28, 1997, shareholders elected the following Class I, Class II and Class III Directors to office:

                                                             SHARES IN   SHARES
      DIRECTORS                                                FAVOR    WITHHELD
      ---------                                              ---------- --------
      Class I:
        David C. Dressler, Jr............................... 17,730,121 109,085
        Manuel A. Garcia, III............................... 17,730,153 109,053
      Class II:
        Michael D. Cryan.................................... 17,730,133 109,073
      Class III:
        John P. Frazee, Jr.................................. 17,730,262 108,944
        John C. Schweitzer.................................. 17,730,129 109,077

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

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

                                          Homestead Village Incorporated

                                               /s/ Robert C. Aldworth
                                          -------------------------------------
                                                   Robert C. Aldworth,
                                             Senior Vice President and Chief
                                               Financial Officer (Principal
                                                    Financial Officer)

                                                 /s/ Robert E. Clark
                                          -------------------------------------
                                                    Robert E. Clark,
                                              Vice President, Treasurer and
                                             Controller (Principal Accounting
                                                         Officer)

Date: August 14, 1997