Form 10-Q
period 1997-09-30
HOMESTEAD VILLAGE INC
filed 1997-11-12
CIK 1013256

                         UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to _________.

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
                           Yes  X      No
                               ----   ----

     The number of shares outstanding of the Registrant's common stock as of November 10, 1997 was: 27,804,456

                        HOMESTEAD VILLAGE INCORPORATED
                                     INDEX

                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I.       Condensed Financial Information

     Item 1.  Financial Statements

              Condensed Balance Sheets -- September 30, 1997 (unaudited) and
              December 31, 1996.........................................................     3

              Condensed Statements of Operations -- Three and Nine-Month Periods
              Ended September 30, 1997 and 1996 (unaudited).............................     4

              Condensed Statements of Cash Flows -- Nine-Month Periods Ended
              September 30, 1997 and 1996 (unaudited)...................................     5

              Notes to Condensed Financial Statements (unaudited).......................     6

              Independent Accountants' Review Report....................................    12

     Item 2.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations.....................................................    13

PART II.      Other Information

     Item 6.  Exhibits and Reports on Form 8-K..........................................    17

                         HOMESTEAD VILLAGE INCORPORATED

                            CONDENSED BALANCE SHEETS

                       (In thousands, except share data)

                                                                                                 September 30,     December 31,
                                                                                                      1997             1996
                                                                                                 -------------     ------------
                                            ASSETS                                                (Unaudited)
                                            ------
Current assets:
   Cash and cash equivalents                                                                          $  5,053         $  7,415
   Accounts receivable, net of allowance of $24 in 1997 and $37 in 1996                                  2,619              809
   Other current assets                                                                                    959              736
                                                                                                      --------         --------
         Total current assets                                                                            8,631            8,960
Property and equipment                                                                                 546,630          263,325
   Less accumulated depreciation                                                                        14,117            7,717
                                                                                                      --------         --------
Net investment in property and equipment                                                               532,513          255,608
                                                                                                      --------         --------
Deposits and pursuit costs, including $4,338 of funds with title companies for property
  acquisitions in 1997 and $3,025 in 1996                                                                9,218            5,536
Deferred loan costs, net of accumulated amortization of $1,596 in 1997 and $141 in 1996                 39,498           29,075
Trademark and intangibles, net of accumulated amortization of $1,244 in 1997 and $184 in 1996           35,234           21,807
Other assets                                                                                             5,230            3,639
                                                                                                      --------         --------
         Total assets                                                                                 $630,324         $324,625
                                                                                                      ========         ========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY
                                               ------------------------------------

Current liabilities:
   Line of credit                                                                                     $ 27,408         $     --
   Development costs payable                                                                            31,619           11,328
   Accounts payable                                                                                        619              412
   Due to affiliate                                                                                        201              216
   Accrued interest payable to affiliates                                                                6,909              853
   Accrued real estate taxes                                                                             2,909            2,066
   Other accrued expenses                                                                                8,809            2,781
                                                                                                      --------         --------
         Total current liabilities                                                                      78,474           17,656
Convertible mortgage notes payable to affiliates, net                                                  259,981          101,309
Deferred income taxes                                                                                       --            1,657
                                                                                                      --------         --------
         Total liabilities                                                                             338,455          120,622
Commitments and contingencies
Shareholders' equity:
   Common stock, $.01 par value, 250,000,000 shares authorized, 25,360,013 issued and
   outstanding in 1997 and 19,689,130 shares issued and outstanding in 1996                                254              197
   Additional paid-in capital and contributed capital                                                  291,762          224,352
   Retained earnings                                                                                    12,810            7,327
   Less shares in escrow                                                                               (11,990)         (26,477)
   Less deferred compensation                                                                             (967)          (1,396)
                                                                                                      --------         --------
         Total shareholders' equity                                                                    291,869          204,003
                                                                                                      --------         --------
         Total liabilities and shareholders' equity                                                   $630,324         $324,625
                                                                                                      ========         ========

     The accompanying notes are an integral part of the condensed financial statements.

                        HOMESTEAD VILLAGE INCORPORATED

                      CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                       (In thousands, except share data)

                                                                               Three-Month Period Ended    Nine-Month Period Ended
                                                                                     September 30,              September 30,
                                                                               -------------------------  -------------------------
                                                                                  1997          1996          1997        1996
                                                                               -----------   -----------  ------------ -----------
Revenues:
     Room revenue........................................................      $    15,922  $     8,810   $    40,421  $    23,943
     Other revenue.......................................................              285          144           829          354
                                                                               -----------  -----------   -----------  -----------
           Total revenues................................................           16,207        8,954        41,250       24,297
                                                                               -----------  -----------   -----------  -----------
Operating expenses:
     Property operating expenses.........................................            6,991        4,321        17,369       12,109
     Corporate operating expenses........................................            3,840          572        10,988        1,471
     Depreciation and amortization.......................................            3,640        1,102         7,831        2,943
                                                                               -----------  -----------   -----------  -----------
           Total operating expenses......................................           14,471        5,995        36,188       16,523
                                                                               -----------  -----------   -----------  -----------
Operating income.........................................................            1,736        2,959         5,062        7,774
                                                                               -----------  -----------   -----------  -----------
Interest income..........................................................              129           30           421           30
Interest expense, net of capitalized interest............................               --       (1,730)           --       (4,070)
                                                                               -----------  -----------   -----------  -----------
Earnings before income taxes.............................................            1,865        1,259         5,483        3,734
Provision for income taxes...............................................               --           --            --           --
                                                                               -----------  -----------   -----------  -----------
Net income...............................................................      $     1,865  $     1,259   $     5,483  $     3,734
                                                                               ===========  ===========   ===========  ===========

Earnings per share (Note 5):
     Weighted average shares and common equivalent shares outstanding....       26,448,005                 24,984,527
                                                                               ===========                ===========
     Primary earnings per common and common equivalent share.............      $     0 .07                $      0.22
                                                                               ===========                ===========
     Fully diluted weighted average shares outstanding...................       46,217,583                 40,498,034
                                                                               ===========                ===========
     Fully diluted earnings per share....................................      $     0 .04                $      0.14
                                                                               ===========                ===========
Pro forma earnings per share (Note 5):
     Weighted average shares and common equivalent shares outstanding....                    10,679,907                 10,679,907
                                                                                            ===========                ===========
     Pro forma earnings per common and common equivalent share...........                   $      0.12                $      0.35
                                                                                            ===========                ===========

    The accompanying notes are an integral part of the condensed financial statements.

                        HOMESTEAD VILLAGE INCORPORATED

                      CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                (In thousands)

                                                                                          Nine-Month Period Ended
                                                                                               September 30,
                                                                                         --------------------------
                                                                                           1997             1996
                                                                                         ---------       ----------
Operating activities:
  Net income                                                                             $   5,483         $  3,734
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization......................................................      7,831            2,943
    Deferred compensation..............................................................        351               --
    Amortization of prepaid rent.......................................................        225               --
  Change in assets and liabilities:
    Increase in accounts receivable....................................................     (1,809)            (393)
    Decrease (increase) in other current assets........................................       (448)             195
    Increase in accounts payable.......................................................        207              110
    Increase in accrued real estate taxes..............................................        843              975
    Increase in other accrued expenses.................................................      6,042            2,287
    Increase (decrease) in due to affiliate............................................        (15)             515
                                                                                         ---------         --------
      Net cash provided by operating activities........................................     18,710           10,366
                                                                                         ---------         --------

Investing activities:
    Investment in properties, excluding development costs payable......................   (255,081)         (55,232)
    Increase in deposits and pursuit costs.............................................     (3,682)          (2,872)
    Increase in other assets...........................................................     (3,619)            (759)
                                                                                         ---------         --------
      Net cash used in investing activities............................................   (262,382)         (58,863)
                                                                                         ---------         --------

Financing activities:
    Exercise of warrants for common stock..............................................     56,827               --
    Proceeds from intercompany debt....................................................         --           51,886
    Proceeds from the sale of common stock.............................................         --                1
    Proceeds from convertible mortgage notes...........................................    158,250               --
    Proceeds from line of credit.......................................................     27,408               --
    Deferred loan costs for line of credit.............................................     (1,049)              --
    Repurchase of stock................................................................       (126)              --
                                                                                         ---------         --------
      Net cash provided by financing activities........................................    241,310           51,887
                                                                                         ---------         --------

Net increase (decrease) in cash and cash equivalents...................................     (2,362)           3,390
Cash and cash equivalents, beginning of period.........................................      7,415            1,896
                                                                                         ---------         --------
Cash and cash equivalents, end of period...............................................  $   5,053         $  5,286
                                                                                         =========         ========
Noncash investing and financing transactions:
    Conversion of intercompany debt to equity..........................................  $      --         $  1,235
                                                                                         =========         ========
    Conversion of intercompany debt to convertible mortgage notes payable..............  $      --         $ 77,289
                                                                                         =========         ========
    Deferred loan costs resulting from issuance of convertible mortgage debt...........  $  10,830         $     --
                                                                                         =========         ========
    Decrease in deferred tax asset and deferred tax liability..........................  $  (1,657)        $     --
                                                                                         =========         ========
    Increase in trademark and intangibles arising from release of shares in escrow.....  $  14,488         $     --
                                                                                         =========         ========
    Increase in property and equipment from capitalization of deferred loan costs
      amortization.....................................................................  $   1,877         $     --
                                                                                         =========         ========
    Increase in property and equipment, and development cost payable...................  $  20,291         $  1,287
                                                                                         =========         ========

    Increase in property and equipment, and accrued interest payable to affiliates.....  $   6,055         $     28
                                                                                         =========         ========

    The accompanying notes are an integral part of the condensed financial statements.

                        HOMESTEAD VILLAGE INCORPORATED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                              September 30, 1997

                                  (Unaudited)


Note 1--General

          The financial statements of Homestead Village Incorporated ("Homestead"), as of and for the periods ended September 30, 1997, are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management of Homestead believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in Homestead's 1996 Annual Report on Form 10-K.

          In the opinion of management, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Homestead's financial statements for the interim periods presented. Certain reclassifications have been made in the 1996 financial statements to conform to the 1997 presentation. The results of operations for the three- and nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

          Homestead acquired the net assets of PTR's Homestead Village Group subsidiaries (the "PTR Subsidiaries") consisting of 54 properties (or the rights to acquire such properties) by issuance of common stock. The merger of the PTR Subsidiaries was accounted for as a combination of entities under common control in a manner similar to a "pooling of interests." Accordingly, the historical results of operations for the PTR Subsidiaries were combined with Homestead for all of 1996. Homestead's activities from its formation in January 1996 through September 30, 1996 were not significant, thus financial results for the nine months ended September 30, 1996 consist predominantly of that of the PTR Subsidiaries.

          The acquisition of the ATLANTIC subsidiaries, consisting of 26 properties (or the rights to acquire such properties), was accounted for as a purchase and, accordingly, the results of the ATLANTIC subsidiaries have been included in Homestead's results only for periods subsequent to October 17, 1996.

                         HOMESTEAD VILLAGE INCORPORATED

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

          On November 12, 1996, PTR and ATLANTIC distributed to their shareholders the shares of Homestead common stock received by them in the Merger Transaction. Security Capital received 3,442,737 shares from PTR and 2,388,876 shares from ATLANTIC. Based on shares received in the Merger Transaction (including shares held in escrow), shares received in the distributions by PTR and ATLANTIC, and shares obtained by exercise of Homestead warrants (see Note
5), Security Capital owned 68.0% of Homestead's outstanding common stock at September 30, 1997.


Note 3--Property and Equipment

          Property and equipment consist of the following (in thousands):

                                                   September 30,   December 31,
                                                        1997           1996
                                                   --------------  ------------
                                                    (Unaudited)
          Operating properties:
              Land...............................       $ 45,838       $ 22,999
              Buildings and improvements.........        187,944         92,964
              Furniture, fixtures and equipment..         31,360         19,376
                                                        --------       --------
                                                         265,142        135,339
          Properties under construction..........        214,714        108,692
          Properties in planning and owned.......         57,276         12,256
          Land held for future development.......          1,452          1,448
          Land held for sale.....................          8,046          5,590
                                                        --------       --------
                  Total..........................       $546,630       $263,325
                                                        ========       ========


Note 4--Debt

          Convertible Mortgage Notes Payable

          In connection with the Merger Transaction, Homestead obtained funding commitment agreements from PTR and ATLANTIC which provide for aggregate fundings of $198.8 million and $111.1 million, respectively. Under these agreements, Homestead may call for funding from PTR and ATLANTIC for the development of the projects acquired from PTR and ATLANTIC in the Merger Transaction. Assuming full funding of the commitments, PTR and ATLANTIC will receive convertible mortgage notes in stated principal amounts of $221.3 million and $98.0 million, respectively. The discount, in the case of the notes payable to PTR, and the premium, in the case of the notes payable to ATLANTIC, are amortized as an increase and a reduction, respectively, to interest expense over the term of the notes using the effective

                         HOMESTEAD VILLAGE INCORPORATED
interest method. The notes are collateralized by the Homestead properties acquired in the mergers ($275.6 million of properties at historical cost mortgaged to PTR and $145.5 million of properties at historical cost mortgaged to ATLANTIC at September 30, 1997), accrue interest at 9.0% on the principal amount, and require interest only payments every six months on May 28 and November 28. The notes are due October 31, 2006, and are callable on or after May 28, 2001.

          The mortgage notes are convertible, at the option of PTR and ATLANTIC, into shares of Homestead common stock at a conversion price equal to one share of common stock for every $11.50 of principal amount outstanding. The fair value of the convertible mortgage notes (assuming conversion), based upon the $17.75 closing price of Homestead's common stock on the American Stock Exchange at September 30, 1997, was $411.2 million.

          The value of the conversion feature, representing the difference between the conversion price per share and the value per share of Homestead stock established in the Merger Transaction, is recorded as a deferred financing cost as the notes are funded. The deferred amounts are amortized as an increase to interest expense over the term of the notes using the effective interest method.

          Homestead issued warrants to PTR and ATLANTIC in exchange for entering into the funding commitment agreements. The costs associated with the issuance of the warrants have been recorded as deferred financing costs and are amortized to interest expense over the term of the notes using the effective interest method. The effective interest rates on the PTR and ATLANTIC convertible mortgage notes payable after giving effect to the related discount and premium, conversion feature, and warrants is estimated to be 13.56% and 9.05%, respectively. Amortization of deferred financing costs and discount and premium included in interest expense for the nine months ended September 30, 1997 was approximately $1,546,000. At September 30, 1997 Homestead owed convertible mortgage notes to PTR of $180,820,000 (funded amount of $162,438,000; carrying amount of $163,230,000 net of unamortized discount) and owed convertible mortgage notes to ATLANTIC of $85,573,000 (funded amount of $97,000,000; carrying amount of $96,751,000 net of unamortized premium).

          Intercompany Debt

          Prior to the Merger Transaction closing date, it was assumed that the PTR Subsidiaries borrowed on an intercompany basis from PTR to fund the acquisition and development of the Homestead Village properties. Acquisition and development costs were assumed to have been financed through borrowing from PTR up through the completion date of each respective property. Upon completion of a property, 30% of the intercompany debt associated with the property was assumed to have been converted to contributed capital. This assumption was made to reflect the ultimate leverage ratio (70% convertible mortgage debt and 30% common equity) expected to exist within Homestead after the funding commitment is fulfilled. Intercompany borrowings were assumed to bear interest at the weighted average rate of PTR's line of credit (7.0%) for the period from January 1, 1996 through September 30, 1996.

          Line of Credit

          On May 6, 1997 Homestead entered into a secured revolving line of credit facility with Commerzbank AG, as agent and lender ("CAG"), which provided for borrowings of up to $50 million, subject to collateral requirements, with borrowings bearing interest at the Eurodollar rate plus 2.5% per annum, and an unfunded commitment fee of 0.325%. On August 25, 1997 Homestead amended the line of credit agreement to provide for borrowings of up to $100 million, subject to collateral requirements, and to lower the interest rate to the Eurodollar rate plus 1.9% per annum. Additionally, the unfunded commitment fee was amended to 0.25% if the average unfunded balance is greater than $50 million or 0.325% if the average unfunded balance is $50 million or less.

                         HOMESTEAD VILLAGE INCORPORATED

          The line of credit matures May 1998 and may be extended with the approval of CAG. At September 30, 1997 borrowings under the line totaled $27,408,000 at a weighted average stated interest rate of 7.56%. The line requires maintenance of certain financial covenants, specifically, aggregate indebtedness of no more than 65% of gross asset value, as defined, or indebtedness secured by a lien of no more than 60% of gross asset value, as defined. Homestead must also maintain a minimum debt service coverage ratio of earnings before interest, income taxes, depreciation, amortization and gains or losses on sales of assets to debt service, as defined, of no less than 1.3 to 1 and not allow stockholders equity to be less than $204 million. The covenants also restrict payment of dividends without lender approval. Homestead was in compliance with all such covenants as of September 30, 1997.

          Interest

          Homestead incurred total interest cost of $14,373,000 and $6,105,000 for the nine months ended September 30, 1997 and 1996, respectively, all of which was capitalized in 1997 and $2,035,000 was capitalized in 1996. Interest paid in cash in the nine months ended September 30, 1997 and 1996 was $6,359,200 and $1,874,000, respectively.


Note 5--Shareholders' Equity

          Warrants

          Homestead issued a total of 10,000,000 warrants on the merger date which entitled the holders to buy one share of Homestead common stock at the exercise price of $10 per share. Warrants were issued to PTR and ATLANTIC in exchange for entering into the funding commitment agreements (see Note 4) and Security Capital received Homestead warrants in exchange for providing financing to Homestead during the time between the execution of the merger agreement and the closing date and for the use of office facilities for one year. The warrants expired October 29, 1997.

          After the initial issuance of warrants to PTR, ATLANTIC and Security Capital, both PTR and ATLANTIC distributed the warrants to their shareholders which resulted in Security Capital holding a total of 4,730,022 warrants after the distribution. Homestead had the right (under an investor agreement entered into with Security Capital at the merger closing) to request Security Capital to exercise its warrants in minimum increments of $5,000,000. Through September 30, 1997 Security Capital exercised 7,363,302 warrants with total proceeds to Homestead of $73,633,000. Third party holders of warrants had exercised 73,656 warrants resulting in proceeds of $736,560 through September 30, 1997. Upon expiration of the warrants on October 29, 1997 Security Capital had exercised a total of $81,216,000 and third parties had exercised a total of $17,598,000.

          Per Share Data

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, Homestead will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact is expected to result in no change in primary earnings per share for the three months ended September 30, 1997 and to result in an increase of $.01 in pro forma earnings per share for the three months ended September 30, 1996. On a year-to-date basis the impact is expected to result in an increase in primary earnings per share of $.02 for the nine months ended September 30, 1997 and an increase of $.04 in pro forma earnings per share for the nine months ended September 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share is not expected to be material.

                        HOMESTEAD VILLAGE INCORPORATED

          Historical earnings per share data is not presented for the nine-month period ended September 30, 1996. The outstanding shares and equity interests of the merged entities differed substantially from the shares, warrants and convertible mortgages outstanding after the mergers. Therefore, management does not believe historical earnings per share data is meaningful. Pro forma earnings per share for the three and nine-month periods ended September 30, 1996 has been calculated by dividing net income by pro forma weighted average shares outstanding assuming shares and warrants issued to PTR in the merger had been outstanding since the beginning of the period. Warrants are considered common stock equivalents and are included in pro forma weighted average shares on the treasury stock method.

          Common Stock

          On October 14, 1997 Homestead filed a shelf registration statement with the Securities and Exchange Commission, which has not yet been declared effective, for up to $300 million of shares of common stock. Once effective, the common stock issuable under the registration statement may be offered from time to time, in amounts, at prices and on terms to be set forth at the time of the offerings.

Note 6 --Income Taxes

          Deferred tax assets related primarily to: (1) the difference in the carrying amount of deferred financing costs recognized at formation and in connection with subsequent funding of convertible mortgage notes payable for financial reporting purposes and the amount recognized for tax purposes; (2) the difference in the carrying amount of depreciable assets for tax purposes and financial reporting purposes; and (3) tax net operating loss carry forward. Based on a private letter ruling, Homestead determined that, for income tax reporting purposes, the basis of the properties acquired from PTR in the October 1996 merger are to be recorded at fair market value at date of transfer. This results in a tax basis for these properties which is approximately $55.8 million in excess of the basis for financial reporting purposes, which has been recorded as a fully reserved deferred tax asset of approximately $19 million in the accompanying financial statements.

          At September 30, 1997, Homestead had, for federal income tax purposes, a net operating loss carryforward of approximately $1.1 million (net of approximately $1.8 million utilized during the period ended September 30, 1997). The net operating loss carryforward will expire in the year 2011.

          Prior to the Merger Transaction on October 17, 1996, the PTR Subsidiaries were qualified subsidiaries of PTR, a real estate investment trust and, accordingly, were not subject to income tax. Additionally, prior to the Merger Transaction, Homestead was a wholly-owned subsidiary of Security Capital. For income tax reporting purposes, the net income or loss of the PTR Subsidiaries and Homestead for the period January 1, 1996 through October 17, 1996 were included in a consolidated tax return for PTR and Security Capital, respectively.

Note 7 --Related Party Transactions

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

                        HOMESTEAD VILLAGE INCORPORATED

     The PTR REIT Manager provided both strategic and day-to-day management services to the PTR Subsidiaries including research, asset management, capital market services and legal and accounting services. In exchange, the REIT management contract required the PTR Subsidiaries to pay a stipulated REIT management fee of 16% of its defined cash flow. Such fees included in corporate operating expenses totaled $1,289,000 for the nine months ended September 30, 1996. Additionally, the PTR Subsidiaries reimbursed the PTR REIT Manager for travel and out-of-pocket costs incurred. Homestead no longer pays a management fee to an external manager, but instead directly incurs the cost of corporate employees.

     The PTR Property Manager provided services to the PTR Subsidiaries which were necessary for the operation of its Homestead Village extended-stay lodging business. The property management agreement provided for fees of between 5% and 7% of gross revenues. Such property management fees included in property operating expenses amounted to $1,630,000 for the nine months ended September 30, 1996. Homestead no longer pays a property management fee but instead directly incurs the cost of property level employees.

  Administrative Services Agreement

     At the consummation of the Merger Transaction, Homestead and Security Capital entered into an administrative services agreement (the "Administrative Services Agreement"), pursuant to which Security Capital provides Homestead with administrative services with respect to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable, internal audit, cash management, payroll and benefits administration, management information systems, tax and legal administration, research, shareholder communications and investor relations. The fees payable to Security Capital are based on identifiable costs incurred by Security Capital on behalf of Homestead plus 20% to cover overhead. Any arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. The total fee for the nine months ended September 30, 1997 was $1,620,000. The Administrative Services Agreement is for an initial term expiring on December 31, 1997 and will automatically be renewed for one-year terms, subject to approval by a majority of the independent members of the Homestead Board.

Note 8--Commitments and Contingencies

  Unfunded Development Commitments

     At September 30, 1997, Homestead had approximately $199 million of unfunded commitments for developments under construction.

  Finder's Agreement

     In conjunction with the Merger Transaction, PTR assigned its rights and obligations pursuant to a series of agreements with an unaffiliated person ("Finder") who developed the Homestead Village concept, and has performed certain services. The agreements which expire February 5, 2043, provide for the payment of fees to Finder as follows: (i) $535,000 annually with respect to the four properties for which Finder assisted in the location, development and initial operations; (ii) an annual amount of $7,500 per property (subject to certain conditions as defined in the agreements) for assistance in site location with respect to the first 35 properties constructed (other than the four properties referred to in (i) above); (iii) 20% of the net proceeds as defined per the agreements, upon the sale of the four properties noted in (i) above to an unaffiliated third party; and (iv) 10% of the net proceeds as defined per the agreement, upon the sale of the additional 35 properties to an unaffiliated third party. No such sales have occurred to date. Effective December 1994, the agreement to assist in the site location of any additional properties beyond the 39 properties was terminated. Fee expense under this agreement for the nine-month periods ended September 30, 1997 and 1996 was $545,200 and $485,000, respectively, which is included in property operating expenses in the accompanying statements of operations.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders
Homestead Village Incorporated

          We have reviewed the accompanying condensed balance sheet of Homestead Village Incorporated as of September 30, 1997, the related condensed statements of operations for the three and nine-month periods ended September 30, 1997, and the condensed statement of cash flows for the nine-month period ended September 30, 1997. These financial statements are the responsibility of the Company's management. We did not make a similar review of the condensed statements of operations for the three and nine-month periods ended September 30, 1996 and the condensed statement of cash flows for the nine-month period ended September 30, 1996.

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

          Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements at September 30, 1997, and for the three and nine-month periods then ended for them to be in conformity with generally accepted accounting principles.

          We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Homestead Village Incorporated as of December 31, 1996 and the related statements of earnings, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 24, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                             Ernst & Young LLP


Dallas, Texas
October 29, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with Homestead's financial statements and the notes thereto in Item 1 of this report.

     The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Homestead operates, and management's beliefs and assumptions. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the important factors that could cause Homestead's actual results to differ materially from those expressed in the forward-looking statements are (i) changes in general economic conditions in its target markets that could adversely affect demand for Homestead's properties and
(ii) changes in financial markets and interest rates that could adversely affect Homestead's cost of capital and its ability to meet its financing needs and obligations.

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

     Homestead's overall results of operations and financial position are significantly influenced by its development activity. As of September 30, 1997, Homestead has developed, owns and operates 50 Homestead Village properties representing in the aggregate 6,844 rooms in 18 cities and had 50 Homestead Village properties under construction totaling 6,665 rooms within 11 of these cities as well as 15 additional cities. In addition, Homestead owns 18 sites and controls through contracts 33 development sites for which it plans to initiate construction within the next 12 months, for a total of 151 properties in 38 cities. Units operating, under construction or in pre-development planning aggregate 20,286 rooms.

     Homestead's reported results in the accompanying financial statements are also affected by certain matters of financial presentation for the mergers through which Homestead acquired its extended stay lodging business (the "Mergers"). The Merger with the subsidiaries of PTR was accounted for as a combination of entities under common control in a manner similar to a pooling of interests, thus the historical financial results of the PTR Subsidiaries are presented for all periods prior to October 17, 1996 and, as Homestead's activities through September 30, 1996 were not significant, the accompanying financial statements consist predominantly of the activities of the PTR Subsidiaries for the nine months ended September 30, 1996. The Merger of the subsidiaries of ATLANTIC was accounted for as a purchase, thus the development activities of the subsidiaries of ATLANTIC are not reflected in the accompanying financial statements until after the Merger closing date. The Merger of the subsidiaries of Security Capital was also accounted for as a purchase, thus the direct costs of personnel for property management and corporate management are reflected in financial results only after the Merger closing date.

Results of Operations

     Interim Period Comparison

     Net earnings increased $1.8 million (46.8%) for the nine months ended September 30, 1997 as compared to the same period in 1996. The increase is attributable to an increase of net property operating income of $11.7 million, including $0.2 million of gain on the sale of excess land in 1997, and a decrease in interest expense of $4.1 million, offset by an increase in corporate operating expense of $9.5 million and an increase in depreciation and amortization of $4.9 million.

     Homestead's development program was the primary reason for the increase of $11.7 million of net property operating income with 21 more properties operating at September 30, 1997 than at September 30, 1996. The decrease in interest expense is attributable to the development program as all interest costs incurred in the nine months ended September 30, 1997 were capitalized. The increase in depreciation was also due to the additions to the property portfolio. The amortization increase was due to amortization of the Homestead Village trademark and intangibles acquired in the Mergers.

     The increase of $9.5 million in corporate operating expense, arising from the post merger change in corporate structure to an internally managed, stand alone public company as compared to these expenses being absorbed by the REIT Manager, partially offset the above earnings increases.

     Property Operations

     The following table sets forth certain information for Homestead's total operating properties for the periods indicated (performance of the one operating property acquired from ATLANTIC has been included from its opening date of July 1, 1996 versus its acquisition date of October 17, 1996; inclusion of its results in the table for such period has an insignificant effect on the performance data presented):

                                                          Nine Months Ended             Three Months Ended
                                                             September 30,                 September 30,
                                                            --------------              -------------------
                                                         1997             1996           1997          1996
                                                        -------         -------        -------        -------
Occupancy.....................................           77.2%            80.1%          76.6%           78.6%
Average Weekly Rate(1)........................          $ 252            $ 221          $ 253          $  224
Weekly RevPAR(2)..............................          $ 195            $ 177          $ 194          $  176
Number of Operating Properties at Period End..             50               29             50              29
Property Operating Income Margin..............           57.7%            50.3%          56.9%           52.0%

---------------------
(1) Average weekly rate is determined by dividing room revenue by the number of guest room days occupied for the period and multiplying by seven.
(2) Weekly revenue per available room ("RevPAR") is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.

     Homestead's 21 property openings from the end of the third quarter of 1996 through the end of the third quarter of 1997 were the primary reason for the reported room revenue increase of $16.7 million (68.8%) for the nine months ended September 30, 1997 as compared to the same period in 1996. The increase in room revenue was also due in part to an increase in the average weekly rate of $31.81 (14.4%) in the nine months ended September 30, 1997 compared to 1996 which was partially offset by lower occupancy in 1997 versus 1996.

     Total property operating expenses increased from $12.1 million to $17.4 million over the same period, an increase of $5.3 million for the nine months ended September 30, 1997. The increase is due primarily to an increase in the number of operating properties as noted above. The RevPAR increase was the primary reason for the improved property operating income margin of 57.7% in 1997.

Homestead Properties Fully Operating Throughout Both Periods

     Homestead had 20 properties, representing 2,755 rooms, that were fully operational throughout the nine months ended September 30, 1997 and 1996. RevPAR for the nine months ended September 30, 1997 increased to $190.79 from $180.46 for the same period in 1996. The RevPAR increase was due to an increase in average weekly rates for such properties during the nine months ended September 30, 1997 and 1996 to $240.37 from $218.97, respectively, an increase of 9.8%. Partially offsetting the increase in average weekly rates was a decline in average occupancy for such properties during the nine months ended September 30, 1997 and 1996 to 79.4% from 82.4%, respectively. The 1997 decline in occupancy is not projected to continue on a longer term basis and is the direct result of implementing strategic pricing in certain markets, and for third quarter 1997, occupancy for such properties averaged 83.0% versus second quarter 1997 average occupancy of 80.9%. The

RevPAR increase described above improved the property operating income margin for comparable properties to 54.4% for the nine months ended September 30, 1997 compared to 48.6% for the same period in 1996.

     Corporate Operating Expenses

     Corporate operating expenses increased $9.5 million for the nine months ended September 30, 1997 as compared to the same period in 1996. This comparison is affected by the fact that 1997 corporate expenses reflect a post merger operating basis while 1996 operations consist only of the corporate costs and REIT management fee allocations from PTR to the PTR Subsidiaries. The increase is also attributable to the change in corporate structure from external management to internal management and additional corporate costs associated with the continued growth of the company. This change in structure involves costs associated with operating as a public company, recruiting, relocation, and personnel expenses and other costs to create a corporate infrastructure, offset in part by capitalizing costs related to information technology, and the acquisition, development or improvement of real estate.

Depreciation and Amortization

     Depreciation and amortization increased $4.9 million (166.1%) for the nine months ended September 30, 1997 as compared to the same period in 1996. Depreciation of the cost of properties and improvements is calculated using the straight-line method over the estimated useful lives of the assets. Depreciation expense increased approximately $3.8 million (130.1%) for the nine months ended September 30, 1997 as compared to the same period in 1996. The increase is due to new properties open for the nine months ended September 30, 1997 as compared to the same period in 1996. Homestead also recorded $1,060,000 in amortization expense for the nine months ended September 30, 1997 as a result of the amortization of the Homestead Village trademark and other intangibles acquired in the Mergers.

Interest Income

     Interest income of $421,000 for the nine months ended September 30, 1997 was a result of interest earned from investment of excess cash on hand.

Interest Cost

     Total interest cost incurred of $14.4 million (interest before consideration of interest costs capitalized for the period) increased by $8.3 million (135.4%) for the nine months ended September 30, 1997 as compared to the same period in 1996. The increase is due to the increase in investments in operating and under construction properties and the corresponding increase in convertible mortgage notes payable and line of credit borrowings. Total interest cost incurred was offset by an increase in capitalized interest of $12.4 million in the nine-month period ended September 30, 1997 over the same period in 1996. This increase in capitalized interest is the result of Homestead's increased development activity.

Environmental Matters

     Homestead is not aware of any environmental condition on its properties that could, nor does it expect any environmental condition on its properties to, have a material adverse effect upon its business, results of operations or financial position.

Liquidity and Capital Resources

     As of September 30, 1997 Homestead had 50 properties in construction and 18 additional sites had been acquired for development ("in planning and owned"). Homestead also had 33 sites under contractual control ("in planning and under contractual control") with acquisition and construction start expected to occur within twelve months. Homestead intends to pursue additional sites for acquisition and development with an expectation of 40 to 50 construction starts annually through the year 2000.

     Unfunded development commitments for properties under construction as of September 30, 1997 approximates $199 million. Expected future investment to develop the properties in planning and owned as of September 30, 1997 is approximately $136 million. The estimated total investment to acquire and develop the properties in planning under contractual control approximates $315 million.

     To fund its development program Homestead had available as of September 30, 1997 approximately $50.5 million under the funding commitment agreements from PTR and ATLANTIC, approximately $25.6 from the possible exercise of warrants (of which $24.4 million was exercised by the October 29, 1997 expiration date of the warrants), cash from the line of credit described below, and cash from operations in excess of operating needs.

     On May 6, 1997 Homestead entered into a secured revolving line of credit facility with Commerzbank AG, as agent and lender ("CAG"), which provided for borrowings of up to $50 million, subject to collateral requirements, with borrowings bearing interest at the Eurodollar rate plus 2.5% per annum, and an unfunded commitment fee of 0.325%. On August 25, 1997 Homestead amended the line of credit agreement to provide for borrowings of up to $100 million, subject to collateral requirements, and to lower the interest rate to the Euro-dollar rate plus 1.9% per annum. Additionally, the unfunded commitment fee was amended to 0.25% if the average unfunded balance is greater than $50 million or 0.325% if the average unfunded balance is $50 million or less. The line of credit matures May 1998 and may be extended with the approval of CAG. At September 30, 1997 borrowings under the line totaled $27.4 million at a weighted average stated interest rate of 7.56%. The line requires maintenance of certain financial covenants, specifically, aggregate indebtedness of no more than 65% of gross asset value, as defined, or indebtedness secured by a lien of no more than 60% of gross asset value, as defined. Homestead must also maintain a minimum debt service coverage ratio of earnings before interest, income taxes, depreciation, amortization, and gains or losses on sales of assets to debt service, as defined, of no less than 1.3 to 1 and not allow stockholders equity to be less than $204 million. The covenants also restrict payment of dividends without lender approval. Homestead was in compliance with all such covenants as of September 30, 1997.

     On October 14, 1997 Homestead filed a shelf registration statement with the Securities and Exchange Commission, which has not yet been declared effective, for up to $300 million of shares of common stock. Once effective, the common stock issuable under the registration statement may be offered from time to time, in amounts, at prices and on terms to be set forth at the time of the offerings.

     Capital resources in addition to those described above will be needed to fund Homestead's planned developments. Homestead may seek additional credit facility capacity and may issue long-term debt or additional equity securities. There can be no assurance that Homestead will be able to obtain such funding as and when required or on acceptable terms.

     The Board of Directors has established a policy of retaining earnings to finance Homestead's growth and for general corporate purposes and, therefore, does not anticipate paying a cash dividend in the foreseeable future.

Operating Activities

     Net cash flow provided by operating activities increased by $8.3 million (81%) for the nine months ended September 30, 1997 as compared to the same period in 1996. The increase is due primarily to Homestead's increased property portfolio as described under "-Results of Operations" as well as improvements in property operations.

Investing and Financing Activities

     During the nine months ended September 30, 1997, Homestead invested $255.1 million in Homestead properties. The amounts invested in the nine months ended September 30, 1997 were financed primarily from the proceeds of convertible mortgage loans from PTR and ATLANTIC and additionally by proceeds from exercise of Homestead warrants and borrowings on the line of credit. The amounts invested in the nine months ended September 30, 1996 were financed primarily by intercompany borrowings by the PTR Subsidiaries from PTR.

                          PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     10.1   First Amendment to Credit Agreement and other Loan Documents among
            Homestead Village Incorporated, the Lenders Named therein, and
            Commerzbank AG, New York Branch, as Agent for the Lenders dated as of August 25, 1997
     15     Letter regarding unaudited interim financial information
     27     Financial Data Schedule

(b)  No reports on Form 8-K were filed during this period.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Homestead Village Incorporated


                                       (s)   Robert C. Aldworth
                                       -----------------------------------------
                                       Robert C. Aldworth, Senior Vice President and Chief Financial Officer
                                       (Principal Financial Officer)


                                       (s)   Robert E. Clark
                                       -----------------------------------------
                                       Robert E. Clark, Vice President,
                                       Treasurer and Controller
                                       (Principal Accounting Officer)


Date: November 10, 1997