Form 10-K
period 1997-12-31
HOMESTEAD VILLAGE INC
filed 1998-03-27
CIK 1013256

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)

[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 For the fiscal year ended December 31, 1997

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

                       2100 RIVEREDGE PARKWAY 9TH FLOOR
                            ATLANTA, GEORGIA 30328
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                (770) 303-2200
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS       ON WHICH REGISTERED
        -------------------     -----------------------
      Shares of Common Stock,
       par value $.01 per
       share                    American Stock Exchange
      Preferred Share Purchase
       Rights                   American Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing price of the registrant's Common Stock on March 23, 1998, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $168,689,021.

  At March 23, 1998, there were 38,231,746 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive proxy statement for the 1998 annual meeting of its shareholders are incorporated by reference in Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 ITEM                             DESCRIPTION                             PAGE
 ----                             -----------                             ----

                                     PART I

 1.   Business..........................................................    1
      Business Strategy.................................................    1
      The Company.......................................................    5
      Extended-Stay Market..............................................    6
      Competition.......................................................    7
      Environmental Matters.............................................    7
      Governmental Regulation...........................................    8
      Trademarks........................................................    8
      Insurance.........................................................    8
      Arrangements with Security Capital Group Incorporated and
      Affiliates........................................................    8
      Employees.........................................................   10
      Directors and Officers of Homestead...............................   10
 2.   Properties........................................................   13
      Geographic Distribution...........................................   13
      Properties Portfolio..............................................   14
 3.   Legal Proceedings.................................................   21
 4.   Submission of Matters to a Vote of Security Holders...............   21

                                    PART II

      Market for the Registrant's Common Equity and Related Stockholder
 5.   Matters...........................................................   21
 6.   Selected Financial Data...........................................   22
      Management's Discussion and Analysis of Financial Condition and
 7.   Results of Operations.............................................   24
      Overview..........................................................   24
      Results of Operations for the Years Ended December 31, 1997, 1996
      and 1995..........................................................   26
      Environmental Matters.............................................   28
      Liquidity and Capital Resources...................................   28
      Seasonality and Inflation.........................................   30
      Dividends.........................................................   31
 7A.  Quantitative and Qualitative Disclosures About Market Risk........   31
 8.   Financial Statements and Supplementary Data.......................   31
      Changes in and Disagreements with Accountants on Accounting and
 9.   Financial Disclosure..............................................   31

                                    PART III

 10.  Directors and Executive Officers of the Registrant................   31
 11.  Executive Compensation............................................   31
 12.  Security Ownership of Certain Beneficial Owners and Management....   32
 13.  Certain Relationships and Related Transactions....................   32

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...   32

                                    PART I

ITEM 1. BUSINESS

 Business Strategy

  Homestead Village Incorporated ("Homestead") is committed to creating significant shareholder value by becoming the leading developer, owner and operator of moderately priced, extended-stay lodging properties throughout the United States. Homestead's strategic focus is on the corporate business traveler. Homestead has developed a proprietary operating system aimed at ensuring its customers a consistent, high-quality, uniform lodging experience. Homestead's development program targets infill locations proximate to major business centers and convenient to services desired by its customers. Homestead seeks to build a national brand recognized and valued by its major corporate customers by concentrating on delivering high-quality service and product in desirable locations.

  Homestead has a five-year operating history in the extended-stay market. Homestead's research and experience has better enabled it to develop a product which responds to the extended-stay lodging needs of the corporate business traveler. Homestead's research indicates that there is a significant and growing amount of corporate demand for the extended-stay product, particularly among business travelers on temporary assignment, undergoing relocation or in training. Homestead's objective is to serve its targeted customer base by providing exceptional customer service, locating in markets with high concentrations of business activity and offering a purpose-built product at an affordable price.

  Homestead believes the extended-stay segment of the lodging industry offers a tremendous growth opportunity. Industry data reveals that there is a significant imbalance between supply and demand in this segment. Approximately 38% of business travel demand is for five days or more (Source: D.K. Shifflet & Associates, Ltd.), however, the current supply of purpose-built extended-stay product is limited. In addition, Homestead believes that the demand for purpose-built extended-stay product will continue to increase as customer awareness of the product increases. Homestead believes it is well positioned to capture a significant portion of the extended-stay market share by specifically targeting the corporate business traveler and markets that are characterized by strong business climates. Homestead is building a national brand by developing well positioned properties and providing consistently high levels of quality in both physical facility and customer service.

  Homestead is committed to providing shareholders with long-term sustainable operating cash flow growth. Cash flow growth will be driven by Homestead's commitment to building a national brand, focus on the corporate business traveler, proprietary operating system and highly disciplined approach to capital deployment.

  Homestead is affiliated with Security Capital Group Incorporated ("Security Capital"), which is the principal shareholder of Homestead. Homestead's affiliation with Security Capital provides it with access to Security Capital's proprietary real estate research and various other services which Security Capital offers to its affiliates.

  Highlights of Homestead's results for 1997 include the following:

  . As of December 31, 1997, Homestead had completed development of 71 properties, including 40 properties delivered in 1997. These 40 properties represented Homestead's first properties in the West Coast, Northeast and Central regions, as well as increases in Homestead's presence in Southwest and Southeast markets.

  . As of December 31, 1997, there were 50 properties under construction, all of which are expected to be completed during 1998, and an additional 39 development sites owned or under contractual control.

  . Homestead added senior management personnel and believes it has built the strongest management team in the extended-stay lodging industry, with significant experience and depth in the lodging and development business.

  . Homestead's financial results show an increase in earnings before depreciation, amortization and deferred taxes ("EBDADT") to $19,385,000 for the year ended December 31, 1997 from $10,787,000 for the year ended December 31, 1996, primarily as a result of increased property operating income (from property openings in 1997 and a full year of results for the 11 new openings in 1996) even though Homestead incurred increased corporate expenses due to its first full year in operation as a public, standalone company.

  . Weekly revenue per available room ("RevPAR") increased from $175 for the year ended December 31, 1996 to $189 for the year ended December 31, 1997.

  . In May 1997 Homestead established a bank revolving line of credit of $50,000,000 with borrowings bearing interest at 2.5% over the Eurodollar interest rate. The line was amended in August 1997 to a total facility of $100,000,000 with a reduction in the interest rate to 1.9% over the Eurodollar interest rate.

  . Homestead received total proceeds of $98,819,000 ($81,277,000 of which was received in 1997) from the exercise of its $100,000,000 of warrants issued in 1996.

  . Homestead's common stock rights offering ("Rights Offering") initiated in December 1997 was closed in January 1998 providing net proceeds of approximately $154,500,000.

 Commitment to Building a National Brand

  Homestead's ultimate goal is to build a national brand by providing customers with a high-quality experience and locating in the markets for corporate business travelers. Homestead expects that the combination of its focus on the corporate business traveler, proprietary operating system and disciplined deployment of capital will result in the realization of its goal. Homestead's objective in building a national brand is to create a leading position within the extended-stay sector. The benefit of an identifiable brand is the ability to attract and retain customers which will result in increased shareholder value due to higher property-level performance. To ensure maximum control over its brand identity, Homestead has no plans to franchise the Homestead Village concept.

  Homestead is committed to the establishment of a dominant and long-term recognizable national brand name and brand presence in the moderately priced, extended-stay lodging market place. Homestead believes that it can achieve this objective through the following:

  . A focus on the corporate business traveler through a concentrated national and local sales and marketing effort.

  . A focus on superior property locations and customer service.

  . The Homestead proprietary operating system which provides a high-quality, consistent experience for its customers through uniform operating standards, a recruiting and training system that targets and trains quality individuals, and a property reinvestment program that ensures that Homestead properties remain up-to-date.

  . A disciplined approach to capital deployment that targets strong growth markets where Homestead's corporate customers are located.

  . A research-driven approach that is focused on understanding the corporate business traveler and the real estate fundamentals of the markets where Homestead's customers are located.

 Focus on the Corporate Business Traveler

  Homestead is focused on providing the corporate business traveler on temporary assignment, undergoing relocation or in training with a moderately priced, extended-stay lodging product. To capture the corporate business travelers' extended-stay demand, Homestead has established a sales and marketing team that targets national and local businesses. The fourteen sales and marketing professionals supplement the marketing effort conducted at the local level by the General Managers of each property by establishing relationships with national users of the extended-stay product. Homestead's focus is on the corporate business traveler and on establishing and increasing major corporate accounts and their room nights. Homestead believes that an emphasis on major national corporate accounts is critical to sustaining occupancy levels that exceed market averages.

  Homestead's five-year operating history and customer-level research provide it with the competitive advantage of understanding the needs of the extended-stay corporate business traveler. In developing its extended-stay lodging product, Homestead relies on customer surveys, interviews and focus groups to identify the specific needs and requirements of its customers. Understanding its customers has allowed Homestead to design its properties and establish operating procedures to meet and exceed the customer's needs and requirements.

  Weekly room rates at Homestead Village properties appeal to value-conscious corporate business travelers. Rates at Homestead properties typically range between $209 and $379 for a standard room and compare favorably with average weekly rates of over $500 for the majority of traditional extended-stay hotels. Weekly rates at Homestead properties will vary significantly depending on specific market factors and the size of the room.

 Proprietary Operating System

  Homestead has developed and is continuously refining its operating system which combines a conveniently located, well-designed guest room with friendly and efficient guest service, and an amenity program designed to meet the specific needs of the extended-stay corporate business traveler. Management believes that by offering this combination at an affordable price, it will create an excellent price/value relationship that will appeal to the value-conscious corporate business traveler.

  Homestead's proprietary operating system is focused on providing a uniform, consistently high-quality experience to the corporate business traveler. A key component of the operating system is the operating standards Homestead has created to ensure a consistent customer experience. In addition, Homestead's recruiting and training process is centered around providing the highest level of customer service to guests. The operating system results in a positive lodging experience for guests and generates a willingness to use the product again and in multiple locations.

  Homestead's five years of operating experience has provided it with the opportunity to standardize its operating procedures to meet the specific needs of extended-stay corporate business travelers. This standardization is aimed at both providing a consistent guest experience and generating operating efficiencies that will be further refined as Homestead adopts "best practices" in the lodging industry. Homestead is continuing the process of standardizing its supply purchases, which management believes will help to generate further operating efficiencies and reduce costs through economies of scale and volume discounts.

  Homestead has invested substantially in the recruiting and training of its regional and on-site personnel. Homestead currently has twelve separate training modules with topics ranging from guest services and safety to personal selling techniques. Training in these areas is conducted on a regular basis and will ensure a consistent guest experience at every property. Training design and organizational development are administered by corporate professionals in conjunction with field implementation personnel located within a geographic region. Homestead views its investment in training and developing site-level personnel as being essential to meeting a high customer service standard, and as consistent with its objective of becoming the preeminent operator in the moderately priced, extended-stay lodging industry.

  Homestead properties are designed and built to uniform plans that are driven by the needs of the extended-stay corporate business traveler. Rooms generally contain 260 to 420 square feet of fully furnished living space, with a work station/dining area and kitchen facilities that include a full-size refrigerator, microwave, sink and cook-top. Timely capital expenditures as well as its preventative maintenance program allow Homestead to maintain high-quality and attractive rooms and properties for its customers.

 Disciplined Deployment of Capital

  Homestead's strategy is to focus specifically on those markets with high barriers to entry such as a limited availability of quality sites and difficult entitlement processes. Homestead believes that over the long-term high barriers to entry limit competition and result in sustainable cash flow growth at the property level. Homestead strategically deploys its capital using a disciplined approach to market and site selection. Homestead's 81 development professionals focus on land acquisition, design and site planning, the entitlement process and construction management. The development team targets markets with a high concentration of corporate customers and strong demographic and employment growth prospects. Homestead's affiliation with Security Capital Investment Research Incorporated ("Security Capital Investment Research"), a subsidiary of Security Capital, allows it to more effectively target markets where supply and demand factors result in high occupancies and increasing weekly rates.

  Homestead employs dedicated site acquisition professionals who evaluate each site against a set of eighteen separate criteria where optimum standards have been established. Homestead's properties are designed to offer excellent locations with convenient access to major employment centers, retail and restaurant support services and a residential environment that is attractive, well landscaped and secure. In addition, Homestead minimizes risk by entering into contingent contracts with landowners which allow it to conduct thorough due diligence and obtain entitlements prior to taking title to a development site.

  When developing properties, Homestead's development team uses prototypical designs to create customer expectations and development efficiencies. Homestead has had the opportunity to evaluate and refine its product through its five-year history of development. The designs were developed with the help of customer focus groups and surveys that identified the needs of the corporate business traveler. The prototypes result in standardized product development regardless of the property's location and ensure a consistent lodging experience for the corporate business traveler. The limited number of designs also result in development efficiencies which translate into higher operating yields. Homestead focuses on the quality of construction, materials and design with a view towards minimizing long-term operation and maintenance costs. Homestead's average property has approximately 136 extended-stay rooms and takes approximately eight to ten months to construct.

  Each investment transaction undergoes a detailed and comprehensive review by operational and development senior management and a subsequent review by Homestead's Investment Committee. Members of the Investment Committee include David Dressler, Jr., Co-Chairman, Chief Investment Officer and President, Michael Cryan, Co-Chairman and Chief Operating Officer, Jeffrey Allen and Robert Morse, each a Managing Director, Gary DeLapp and Laura Hamilton, each a Senior Vice President. The Investment Committee process is designed to review both the specific investment as well as to ensure its conformity with Homestead's investment policies and goals as set by the Homestead Board of Directors (the "Board"). In addition, the Board specifically approves all investments over $15 million.

  The table below illustrates the growth in investment in Homestead Village properties for its first five full years of operation (amounts in thousands).

                         TOTAL EXPECTED
                         INVESTMENT(1)      HISTORICAL COST AT DECEMBER 31,(2)
                          DECEMBER 31,  ------------------------------------------
                              1997        1997     1996     1995    1994    1993
                         -------------- -------- -------- -------- ------- -------
Completed properties....   $  478,936   $478,936 $135,339 $ 77,537 $41,629 $ 8,894
Properties in
 development:
  Properties under
   construction.........      417,274    213,283  108,692   28,218  14,303  15,274
  Properties in planning
   and owned............      104,449     32,984   12,256    4,440   4,281     --
                           ----------   -------- -------- -------- ------- -------
    Total...............   $1,000,659   $725,203 $256,287 $110,195 $60,213 $24,168
                           ==========   ======== ======== ======== ======= =======

--------
(1) Total expected investment represents budgeted development cost for properties under construction and properties in planning and owned. Properties in planning and owned represent projects where land has been acquired or is under long-term lease and pre-construction planning activities are in progress. Budgeted development cost includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest, property taxes and development overhead costs to be capitalized during the development period. Land held for future development or for sale which is less than 2.0% of property assets based on historical cost as of December 31, 1997, is not included above.
(2) Such information aggregates the activity of both PTR (defined below under "--The Company--Background") and ATLANTIC (defined below under "--The Company--Background") prior to the Mergers (defined below under "--The Company--Background"). The increase in cost of ATLANTIC properties, which occurred due to the use of purchase accounting, is reflected on the date of the Mergers.

THE COMPANY

 Background

  Homestead Village was initially created in 1992 as a byproduct of the multifamily development activities of Security Capital Pacific Trust ("PTR"), an investee of Security Capital. PTR identified a customer need not ideally addressed through its traditional multifamily garden apartment product or through corporate apartments operated within a garden apartment context. PTR believed that a product which offered greater flexibility of rental term, a fully furnished studio apartment with cooking facilities and a focused array of services (such as limited maid service, voice mail, cable or satellite television) at an affordable price would meet the needs of a significant and growing segment of demand from those business travelers on temporary assignment, in training or relocating.

  In conjunction with its research affiliate, Security Capital Investment Research, PTR engaged in extensive study to determine an optimum approach to what it originally termed "Corporate Affordable Housing". Beginning in 1992, PTR initiated development projects in Dallas and Houston, Texas. It was PTR's express intention to gain operating experience and to fully understand market characteristics prior to committing to full-scale Homestead Village development on a broad geographical basis. Security Capital funded the early stages of development of the Homestead Village concept.

  In January 1996, Security Capital began considering ways for Security Capital Atlantic Incorporated ("ATLANTIC"), which had begun in 1995 to develop Homestead Village properties in its target market of the Southeastern United States, PTR and Security Capital to maximize shareholder value with respect to their Homestead Village properties and operations. On May 21, 1996, ATLANTIC, PTR, Security Capital and Homestead entered into a merger agreement, pursuant to which each of ATLANTIC, PTR and Security Capital agreed to contribute, through a series of merger transactions (the "Mergers"), all of their respective assets relating to Homestead Village properties to Homestead in exchange for shares of common stock of Homestead. ATLANTIC and PTR agreed to enter into Funding Commitment Agreements (defined below under "--Agreements with Security Capital Group Incorporated and Affiliates--Funding Commitment Agreements") to provide convertible mortgage financing towards completion of properties in construction or in planning at the date of the Mergers and Security Capital provided interim funding for Homestead acquisitions prior to the closing of the Mergers, all in exchange for warrants to purchase shares of common stock of Homestead. ATLANTIC's and PTR's respective shareholders approved the Homestead transaction on September 13, 1996 and September 12, 1996, respectively, and the closing of the Homestead transaction occurred on October 17, 1996.

 Properties and Operation

  As of December 31, 1997, Homestead had completed development of 71 Homestead Village properties representing in the aggregate 9,675 rooms in 25 cities and had 50 Homestead Village properties under construction totaling 6,622 rooms within 19 of these cities as well as 12 additional cities. In addition, Homestead owned six sites and controlled through contracts 33 development sites for which it plans to initiate construction within the next 12 months, for a total of 160 properties aggregating 21,684 rooms in 38 cities.

  The 50 Homestead Village properties under construction as of December 31, 1997 averaged 132 rooms at an expected average project cost of $8.3 million with an expected average cost per room of approximately $63,000.

  Homestead's 40 property completions in 1997 included its first properties in three geographic regions. Homestead made its first entry into the West Coast markets of Seattle (2 properties), Portland, San Francisco

Bay Area (4 properties), Los Angeles, Orange County and San Diego; into the Northeast markets of Washington DC (4 properties) and Richmond; and into Central region markets in Chicago (2 properties), Kansas City and Minneapolis. In addition, Homestead increased its presence in Southeastern properties from 1 in 1996 to 16 at the end of 1997. Homestead's 6 property completions in the Southwest were all outside Texas, and included 2 properties in the new market of Salt Lake City. Homestead's rooms at December 31, 1997, and its key operating statistics by region for the year ended December 31, 1997, were as follows:

                                                           AVERAGE      WEEKLY
      GEOGRAPHIC REGION              ROOMS OCCUPANCY(1) WEEKLY RATE(2) REVPAR(3)
      -----------------              ----- ------------ -------------  --------
      Southwest..................... 4,928    78.4%         $242         $190
      West Coast.................... 1,422    70.0%         $342         $239
      Southeast..................... 2,125    58.5%         $267         $157
      Northeast.....................   658    65.1%         $282         $183
      Central.......................   542    71.7%         $235         $168
                                     -----
          Totals.................... 9,675    74.7%         $253         $189
                                     =====

--------
(1) Occupancy rates for 1997, especially in the new West Coast, Northeast and Central regions and the expanded Southeast region, are affected by the new openings and reflect a pre-stabilized stage of operations.
(2) Average weekly rate is determined by dividing room revenue by the number of guest room days occupied for the period and multiplying by seven.
(3) RevPAR is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.

EXTENDED-STAY MARKET

  Homestead believes that the extended-stay market represents a unique business opportunity and that the price/value relationship has enabled the extended-stay market to achieve higher than industry average occupancy rates and operating margins. Demand for extended-stay lodging has been stimulated by the economic and social changes resulting from the increased volume of corporate reorganizations and trends toward downsizing and outsourcing of various functions, the break-up and geographic dispersion of the traditional family and technological improvements which have allowed businesses to relocate outside of large metropolitan areas. These changes have created new accommodation needs for, among others, corporate executives and trainees, consultants, sales representatives and relocating individuals.

  Homestead uses accepted and widely-published industry data to determine the need for new extended-stay lodging rooms. Based on this data, Homestead believes there is current demand to support approximately 480,000 extended-stay rooms nationwide, while at year-end 1997 there were only 97,540 purpose built extended-stay rooms at approximately 850 locations--enough to satisfy only 20% of the demand. The majority of the existing extended-stay rooms are operated by companies who price them toward the upscale segment of the extended-stay market. Further, at current industry estimates of development, by the year 2000 supply will account for only 46% of then current demand.

  Moderately priced, extended-stay lodging offers the consumer a strong economic inducement over its more expensive alternatives. Moreover, when set against the current emphasis on controlling business travel expense as well as the trend toward per diem travel and relocation reimbursement, the moderately priced category provides a fresh and affordable alternative for guests whose priorities demand close attention to value pricing. Homestead believes this market segment offers the opportunity for profitable expansion and sustainable cash flow growth for the next several years.

  Moderately priced, extended-stay lodging competes on the basis of price and value compared to the extended-stay market generally, thereby providing an economic inducement to guests who are already attracted to the extended-stay concept. In addition, moderately priced, extended-stay lodging provides an affordable lodging alternative for guests who are value conscious, have lower incomes or are on limited expense accounts. Based on published occupancy rates for other participants in the extended-stay market, Homestead believes that there is a strong demand for moderately priced, extended-stay accommodations and that in certain areas of the country there is no organized competition for that business. Over two-thirds of these extended-stay properties were controlled by competitors that are priced toward the upscale segment of the extended-stay market.

COMPETITION

  Each Homestead Village property is, or will be, located in a developed area that includes competing properties. The number of competitors in a particular area could have a material adverse effect on occupancy, average weekly rates and RevPAR. Competition within the extended-stay lodging market has increased substantially. In addition, since the lodging industry has historically been characterized by cyclical trends, there can be no assurance that the current state of supply/demand fundamentals will continue into the future. Competition within the lodging industry is based generally on convenience of location, price, range of services and guest amenities offered and quality of customer service. Homestead considers the reasonableness of its room rates, the location of its properties and the services and the guest amenities provided by it to be among the most important competitive factors in the business. A number of other lodging chains and developers are developing extended-stay properties. In particular, some of these entities have targeted the moderately priced segment of the extended-stay market in which Homestead competes. Homestead competes for guests and for new development sites with certain of these established entities which may have greater financial resources than Homestead and better relationships with lenders and real estate sellers. These entities may be able to accept more risk than Homestead can prudently manage. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities or significantly expand or improve properties in markets in which Homestead competes, thereby materially adversely affecting Homestead's business and results of operations.

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

  Homestead has obtained Phase I Surveys on its existing properties and intends to obtain Phase I Surveys prior to the purchase of any future properties. The Phase I Surveys are intended to identify potential environmental contamination and regulatory compliance concerns. Phase I Surveys generally include historical reviews of the properties, reviews of certain public records, preliminary investigations of the sites and surrounding properties and the preparation and issuance of written reports. Phase I Surveys generally do not include invasive procedures, such as soil sampling or ground water analysis.

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

GOVERNMENTAL REGULATION

  A number of states regulate the licensing of hotels by requiring registration, disclosure statements and compliance with specific standards of conduct. Homestead believes that each of its properties has the necessary permits and approvals to operate its respective business, and Homestead intends to continue to obtain such permits and approvals for its new properties. In addition, Homestead is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect Homestead.

  Under the Americans with Disabilities Act (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. Although Homestead has attempted to satisfy ADA requirements in the designs for its properties, no assurance can be given that a material ADA claim will not be asserted against Homestead, which could result in a judicial order requiring compliance, and the expenditure of substantial sums to achieve compliance, an imposition of fines or an award of damages to private litigants. These and other initiatives could adversely affect Homestead as well as the lodging industry in general.

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

ARRANGEMENTS WITH SECURITY CAPITAL GROUP INCORPORATED AND AFFILIATES

 Administrative Services Agreement

  Homestead has entered into an administrative services agreement with Security Capital (the "Administrative Services Agreement"), pursuant to which Security Capital provides Homestead with administrative services with respect to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable administration, internal audit, cash management, human resources, management information systems, tax and legal administration, research, shareholder communications and investor relations. The fees payable to Security Capital are based on identifiable costs incurred by Security Capital on behalf of Homestead plus 20% to cover overhead. Any arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. The Administrative Services Agreement, which expires on December 31, 1998, is automatically renewed each year for a one-year term, subject to approval by a majority of the independent members of the Board. Homestead incurred fees of $2,320,000 for administrative services provided by Security Capital in the year ended December 31, 1997 and incurred fees of $375,000 for the period from October 17, 1996 to December 31, 1996.

  Homestead believes its relationship with Security Capital under this agreement provides it with certain advantages, including access to greater quality and depth of management personnel and resources, highly focused research, information systems, insurance, cash management and legal support provided at substantial economies of scale, than it could currently provide internally.

 Security Capital Investor Agreement

  Homestead and Security Capital have entered into an investor agreement (the "Security Capital Investor Agreement") which, among other things, provides that, without having first consulted with the nominee of Security Capital designated in writing, Homestead may not seek Board approval of (i) Homestead's annual budget, (ii) incurring expenses in any year exceeding (A) any line item in the annual budget by 20% and (B) the total expenses set forth in the annual budget by 5%, (iii) acquisitions or dispositions in a single transaction or group of related transactions where the aggregate purchase price paid or received exceeds $5 million, (iv) new contracts with a service provider (A) for investment management, property management or leasing services, or (B) that reasonably contemplates annual contract payments by Homestead in excess of $200,000, (v) the declaration or payment of any dividend or other distribution, (vi) the approval of stock option plans, (vii) the offer or sale of any shares of stock of Homestead or any securities convertible into shares of stock of Homestead (other than the sale or grant of any stock or grants of options or exercise of options granted under any benefit option plan approved by stockholders) and (viii) the incurrence, restructuring, renegotiation or repayment of indebtedness for borrowed money in which the aggregate amount involved exceeds $5 million. The Security Capital Investor Agreement also provides that, so long as Security Capital owns at least 10% of the outstanding Shares, Homestead may not increase the number of persons serving on the Board to more than seven without the approval of Security Capital. Security Capital also will be entitled to designate one or more persons as directors of Homestead, as follows: (i) so long as Security Capital owns at least 10% but less than 30% of the outstanding Shares, it is entitled to nominate one person; and (ii) so long as Security Capital owns at least 30% of the outstanding Shares, it is entitled to nominate that number of persons as shall bear approximately the same ratio to the total number of members of the Board as the number of Shares beneficially owned by Security Capital bears to the total number of outstanding Shares, provided that Security Capital shall be entitled to designate no more than two persons so long as the Board consists of no more than seven members. Any person who is employed by Security Capital or who is an employee, a 25% shareholder or a director of any corporation of which Security Capital is a 25% shareholder (except for Homestead) shall be deemed to be a designee of Security Capital. The nominee(s) of Security Capital may, but need not, be the same person(s) nominated by either PTR pursuant to the PTR Investor Agreement or ATLANTIC pursuant to the ATLANTIC Investor Agreement.

  The Security Capital Investor Agreement provides Security Capital with registration rights pursuant to which, in certain specified circumstances, Security Capital may request, and on not more than three occasions, registration of all of Security Capital's Shares pursuant to Rule 415 under the Securities Act.

 Funding Commitment Agreements

  Pursuant to funding commitment agreements dated October 17, 1996 (the "Funding Commitment Agreements"), each of PTR and ATLANTIC agreed to make convertible mortgage loans to Homestead after October 17, 1996 with face amounts of up to $154,047,877 and $98,028,471, respectively. The obligations of PTR and ATLANTIC are limited to a specific dollar amount for each property identified in the respective Funding Commitment Agreements. Upon any determination by Homestead to commence development of a property identified in the Funding Commitment Agreement, Homestead is required to notify PTR or ATLANTIC, as the case may be, and PTR or ATLANTIC, as the case may be, is required to endeavor in good faith to fund up to the full amount of its obligation with respect to such property. Homestead is required to complete the development of such property consistent with the development plans for such property. Each mortgage loan issued by Homestead pursuant to a Funding Commitment Agreement is convertible into Shares on the basis of one Share for every $11.50 of principal outstanding on the mortgage loan. The obligation of Homestead to call for funding of, and the obligations of PTR and ATLANTIC to provide funding for, the mortgage loans expires on March 31, 1998, except with respect to properties for which Homestead has given notice that it intends to develop. Interest on the mortgage loans accrues at the rate of 9% on the unpaid principal balance, payable every six months. The mortgages are scheduled to mature on October 31, 2006, and are not callable until May 28, 2001. Homestead has pledged substantially all of the assets contributed by PTR or ATLANTIC, as the case may be, as collateral for the mortgage loans. As of December 31, 1997, PTR and ATLANTIC have funded approximately $126.5 million and $106 million, respectively, under their respective Funding Commitment Agreements since the date of the Mergers.

  Pursuant to each Funding Commitment Agreement, PTR and ATLANTIC will provide Homestead aggregate funding on such developments in the amounts of up to approximately $138 million and $111 million, respectively, which amounts are anticipated to be sufficient to substantially complete the development of the respective Homestead Village properties contributed by them. PTR and ATLANTIC will receive convertible mortgage notes in respect of such fundings with face amounts of up to approximately $154 million and $98 million, respectively. The effect of these provisions is that PTR will fund $898,000 for each $1,000,000 face amount of convertible mortgage loans and ATLANTIC will fund $1,133,535 for each $1,000,000 face amount of convertible mortgage loans. The face amount of the convertible mortgage loans was determined based on a 9% interest rate to provide an effective yield to each of PTR and ATLANTIC that is reflective of the relative rates of return anticipated to be realized on all of the properties contributed by PTR and ATLANTIC, respectively.

 ATLANTIC and PTR Investor Agreements

  ATLANTIC and PTR have each entered into an investor and registration rights agreement with Homestead pursuant to which ATLANTIC and PTR each are entitled to designate one person for nomination to the Board, and Homestead will use its best efforts to cause the election of such nominee(s), until March 31, 1998 and for so long thereafter as PTR or ATLANTIC has the right to convert in excess of $20 million in principal amount of loans made pursuant to their respective Funding Commitment Agreement. Such nominee(s) may, but need not, be the same person(s) nominated by Security Capital pursuant to the Security Capital Investor Agreement. In addition, Homestead has granted to each of ATLANTIC and PTR registration rights with respect to the issuance upon conversion and the distribution of all of the Shares issuable upon conversion of the convertible mortgage notes. Each of ATLANTIC and PTR may request three registrations pursuant to Rule 415 promulgated under the Securities Act of all Shares issued or issuable upon conversion of the convertible mortgage notes. Such registrations, except for the fees and disbursements of counsel to ATLANTIC or PTR, shall be at the expense of Homestead.

EMPLOYEES

  As of December 31, 1997, Homestead employed approximately 1,092 employees including 212 professionals and administrative employees and 884 on-site personnel. Homestead expects that it will significantly increase the number of its employees as it expands its business. Homestead's employees are not subject to any collective bargaining agreements and management believes that its relationship with its employees is good.

DIRECTORS AND OFFICERS OF HOMESTEAD

 Directors

  David C. Dressler, Jr.--44--Director; Co-Chairman and Chief Investment Officer of Homestead since May 1996 and President since January 1996, where he oversees all investment and capital allocation decisions. Mr. Dressler was Co-Chairman of Security Capital Investment Research from March 1995 to May 1996; Managing Director of SCG Multifamily Development from January 1994 to August 1995; Managing Director of PTR from May 1993 to May 1996 and Director of Security Capital Pacific Incorporated, the former PTR REIT Manager from February 1995 to January 1997. From April 1992 to May 1996, he served as Managing Director of Security Capital (Atlantic) Incorporated, the former ATLANTIC REIT Manager.

  Michael D. Cryan--46--Director; Co-Chairman and Chief Operating Officer of Homestead since October 1996, where he has overall responsibility for operations. From August 1986 to August 1996, Mr. Cryan was with ITT Sheraton Corporation, where his most recent position held was Director, Executive Vice President and Chief Financial Officer.

  John P. Frazee, Jr.--53--Director of Homestead since May 1996. Since August 1997, Mr. Frazee has served as Director, Chairman, President and Chief Executive Officer of PageNet, Inc. (a provider of wireless messaging and wireless information services). Mr. Frazee formerly was President and Chief Operating Officer of Sprint Corporation; prior to the March 1993 merger of Sprint and Centel Corporation, Mr. Frazee had been the Chairman and Chief Executive Officer of Centel since 1972. He is a Director of Security Capital, C-SPAN, Dean Foods Company, and Nalco Chemical Company. He also is a Director of the Foundation for Independent Higher Education and a Life Trustee of Rush-Presbyterian St. Luke's Medical Center in Chicago, Illinois.

  Manuel A. Garcia III--54--Director of Homestead since April 1997, and a Director of ATLANTIC since December 1995. Since May 1969, Mr. Garcia has been Chief Executive Officer of Davgar Restaurants, Inc., where he is the owner/operator of ten Burger King Restaurants in central Florida, five Pebbles Restaurants, Harvey's Bistro, and Manuel's on the 28th Restaurant in Orlando, Florida. Mr. Garcia also is a Director of The Foundation for Orange County Public Schools and is National Director of Cities in Schools. He is a member of the Board of the National Conference of Christians and Jews, and an Honorary Director of the Boys' Clubs and Boy Scouts of Central Florida. Mr. Garcia was a member of former President Bush's Drug Advisory Council.

  John C. Schweitzer--53--Director of Homestead since April 1997, and a Trustee of PTR since April 1976. Since 1976, Mr. Schweitzer has been Managing Partner of Continental Properties Company, Austin, Texas (real estate and investments) and General Partner, G.P. Campbell Capital Ltd. (real estate and investments). He is a Trustee of Pacific Retail Trust, Texas Christian University, and serves as a Director of Austin Smiles, Westgate Corp., Chase Bank Texas, and Continental Transmissions.

  C. Ronald Blankenship--48--Advisory Director of Homestead since October 1996; Trustee of PTR since June 1991; a Director of Storage USA since December 1997 and Non-Executive Chairman of PTR since June 1997, where he supervises the overall operations of PTR. Mr. Blankenship was Chairman of the former PTR's REIT Manager from March 1991 to September 1997. He has been a Managing Director of Security Capital since March 1991 and Advisory Director of ATLANTIC since September 1996. Mr. Blankenship was a Director of ATLANTIC from April 1996 to September 1996.

  Patricia G. Will--45--Advisory Director of Homestead since April 1997; Director of Belmont Corporation (a business involved in owning and operating assisted living centers) since February 1997. From 1993 until February 1997, Ms. Will was an independent real estate developer and consultant. She has been a Trustee of Annunciation Orthodox School since 1991, where her board service is closely associated with her capabilities as a real estate developer and adviser. Ms. Will served as a Trustee of the Sisters of Charity Healthcare System from 1992 to 1994.

 Executive Officers

  David C. Dressler, Jr.--See "Directors" above.

  Michael D. Cryan--See "Directors" above.

  Jeffrey B. Allen--49--Managing Director of Homestead since September 1997; prior thereto, Senior Vice President of PTR from September 1995 to August 1997 and the former PTR REIT Manager from July 1995 to August 1997, where he had overall responsibility for investments and operations in the Western Region. From October 1981 to July 1995, Mr. Allen was Managing Director of Paragon Group, where he was responsible for commercial and residential development and management operations in Paragon's western region.

  Robert J. Morse--42--Managing Director of Homestead since December 1997. From February 1997 to December 1997, Mr. Morse was President, Franchise Division, ITT Sheraton Corporation; and from September 1995 to February 1997, Senior Vice President and Director of Operations, ITT Sheraton North American Division. From May 1992 to September 1995, he was Area Manager for the Sheraton Boston Hotel and Towers.

  Robert C. Aldworth--45--Senior Vice President and Chief Financial Officer of Homestead since June 1997. From January 1996 to May 1997, Mr. Aldworth was Executive Vice President and Chief Operating Officer for L.A.T. Sportwear, Inc., where he was responsible for manufacturing and distribution operations. From January 1995 to November 1995, he was Executive and Chief Financial Officer of Harry's Farmers Market, Inc.; and from August 1991 to December 1994, Vice President and Chief Financial Officer of Genrad, Inc.

  Paul Burke--44--Senior Vice President of Homestead since March 1998, where he is a member of the operations group. Prior thereto, from July 1994 to March 1998, Mr. Burke was General Manger of the Sheraton Washington Hotel; from January 1991 to July 1994, he was General Manager of the Sheraton New York-Sheraton Manhattan Hotel Complex.

  Gary A. DeLapp--39--Senior Vice President of Homestead since December 1996, where he is a member of the operations group; prior thereto, Vice President from May 1996 to November 1996; and Vice President, Homestead Village Managers Incorporated, from February 1996 to October 1996. From July 1983 to February 1996, Mr. DeLapp was with Vista Host, Inc., where his most recent position was Senior Vice President of Operations.

  Brian M. Fraser--34--Senior Vice President of Homestead since March 1998, where he oversees all aspects of human resources; from December 1996 to March 1998, Vice President of Homestead. Prior thereto, from November 1993 to October 1996, Mr. Fraser was Human Resources Manager for Blockbuster Entertainment; from September 1992 to September 1993, he was Director of Human Resources for First American Rental.

  Robert W. Frost, Jr.--50--Senior Vice President of Homestead since December 1996, where he is a member of the development group; Vice President from May 1996 to November 1996; and from November 1995 to October 1996, Vice President of Homestead Village Managers Incorporated. From February 1982 to November 1995, Mr. Frost was Vice President of Payless Shoesource, Inc., where he was responsible for real estate and construction in a 23 state region.

  Laura L. Hamilton--34--Senior Vice President of Homestead since March 1998, where she supervises Homestead's due diligence group; from May 1996 to March 1998, Vice President of Homestead; from January 1996 to October 1996, Vice President of Homestead Village Managers Incorporated. Prior thereto, from June 1995 to January 1996, Ms. Hamilton was Vice President of PTR, where she had been a member of the due diligence group since April 1992.

  John R. Patterson--46--Senior Vice President of Homestead since May 1996 where he is a member of the operations group; Senior Vice President of Homestead Village Managers Incorporated from June 1995 to October 1996. From July 1993 to January 1995, Mr. Patterson was a Senior Vice President in business development for NationsBank in Atlanta; prior thereto, he was Division President and Partner of Trammell Crow Residential.

  Ken W. Pierce--40--Senior Vice President of Homestead since March 1997, where he oversees all marketing functions. From July 1982 to February 1997, Mr. Pierce was with Holiday Inn Worldwide, where his last position held was Vice President of Relationship Marketing, in which he was responsible for developing and directing marketing efforts targeting the business traveler and strategic corporate alliances.

  Gregg A. Plouff--41--Senior Vice President of Homestead since March 1998, where he is a member of the development group; from May 1996 to March 1998, Vice President of Homestead; from June 1995 to October 1995, Vice President of Homestead Village Managers Incorporated. Prior thereto, from March 1995 to October 1996, Vice President of PTR; from July 1994 to March 1995, Vice President of Security Capital Pacific Incorporated; from November 1993 to July 1994, a member of the acquisitions group of PTR. Prior to November 1993, Mr. Plouff served in an acquisitions consulting capacity for PTR; prior thereto, Mr. Plouff was with Trammell Crow Residential.

  David Worrell--52--Senior Vice President of Homestead since January 1998, where he is a member of the development group. Prior thereto, from July 1993 to December 1997, Mr. Worrell was Chairman and Chief Executive Officer of Subway Russia, Inc.; from January 1990 to June 1993, he was President of David Worrell Associates.

  Jeffrey A. Klopf--49--Senior Vice President of Homestead since May 1996 and Secretary since January 1996; Senior Vice President and Secretary of PTR, ATLANTIC, Security Capital Industrial Trust and Security Capital since January 1996, where he provides securities offerings and corporate acquisition services, and oversees the provision of legal services for affiliates of Security Capital. From January 1988 to December 1995, Mr. Klopf was partner of Mayer, Brown & Platt, where he practiced corporate and securities law.


ITEM 2. PROPERTIES

GEOGRAPHIC DISTRIBUTION

  Homestead's completed properties, properties under construction and properties in planning and owned are located in 38 metropolitan areas in 24 states and the District of Columbia. The table below describes the geographic distribution of Homestead's property investments (excluding land held for future development and land held for sale) at December 31, 1997:

                                   NUMBER OF PROPERTIES            PERCENTAGE OF
                         ---------------------------------------- ASSETS BASED ON
                                      UNDER     IN PLANNING       TOTAL EXPECTED
CITY                     COMPLETED CONSTRUCTION  AND OWNED  TOTAL  INVESTMENT (1)
----                     --------- ------------ ----------- ----- ---------------
SOUTHWEST:
Albuquerque, NM.........      2         --           --        2         1%
Austin, TX..............      3          1           --        4         2%
Dallas, TX..............      9         --           --        9         4%
Denver, CO..............      4         --           --        4         3%
Houston, TX.............      8          1           --        9         4%
Las Vegas, NV...........     --          1           --        1         1%
Phoenix, AZ.............      5         --           --        5         3%
Salt Lake City, UT......      2          1           --        3         2%
San Antonio, TX.........      3         --           --        3         1%
                            ---        ---          ---      ---        ---
  Subtotal..............     36          4           --       40        21%
                            ---        ---          ---      ---        ---
WEST COAST:
Los Angeles, CA.........      1          1            2        4         3%
Orange County, CA.......      1          2           --        3         3%
Portland, OR............      1          1           --        2         2%
Sacramento, CA..........     --          1           --        1         1%
San Diego, CA...........      1          1           --        2         1%
San Francisco (Bay
 Area), CA..............      4          4           --        8         7%
Seattle, WA.............      2          2           --        4         4%
                            ---        ---          ---      ---        ---
  Subtotal..............     10         12            2       24        21%
                            ---        ---          ---      ---        ---
SOUTHEAST:
Atlanta, GA.............      6          2           --        8         7%
Birmingham, AL..........     --          1           --        1         1%
Charlotte, NC...........     --          1           --        1         1%
Jacksonville, FL........      1          1           --        2         1%
Memphis, TN.............     --          1           --        1         1%
Miami/Ft. Lauderdale,
 FL.....................      3          4           --        7         6%
Nashville, TN...........      1          1           --        2         2%
Orlando, FL.............     --          2           --        2         2%
Raleigh, NC.............      2          2           --        4         3%
Tampa, FL...............      3         --           --        3         2%
                            ---        ---          ---      ---        ---
  Subtotal..............     16         15           --       31        26%
                            ---        ---          ---      ---        ---

                                 NUMBER OF PROPERTIES            PERCENTAGE OF
                       ---------------------------------------- ASSETS BASED ON
                                    UNDER     IN PLANNING       TOTAL EXPECTED
CITY                   COMPLETED CONSTRUCTION  AND OWNED  TOTAL  INVESTMENT (1)
----                   --------- ------------ ----------- ----- ---------------
NORTHEAST:
Boston, MA............     --          3           --        3         3%
New York Metro, NY....     --          1            4        5        10%
Philadelphia, PA......     --          3           --        3         2%
Richmond, VA..........      1          1           --        2         2%
Washington, DC........      4          4           --        8         7%
                          ---        ---          ---      ---       ----
  Subtotal............      5         12            4       21        24%
                          ---        ---          ---      ---       ----
CENTRAL:
Chicago, IL...........      2          1           --        3         2%
Cleveland, OH.........     --          1           --        1         1%
Kansas City, KS.......      1          2           --        3         2%
Milwaukee, WI.........     --          1           --        1         1%
Minneapolis, MN.......      1          1           --        2         1%
St. Louis, MO.........     --          1           --        1         1%
                          ---        ---          ---      ---       ----
  Subtotal............      4          7           --       11         8%
                          ---        ---          ---      ---       ----
  Total...............     71         50            6      127       100%
                          ===        ===          ===      ===       ====

--------
(1) Represents cost for completed properties. Represents budgeted development cost for properties under construction and properties in planning and owned. Properties in planning and owned represent projects where land has been acquired and pre-construction planning activities are in progress. Budgeted development cost includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest, property taxes and development overhead costs to be capitalized during the development period. Land held for future development or for sale, which is less than 2.0% of property assets based on historical costs as of December 31, 1997, are not included above.

PROPERTIES PORTFOLIO

  The information in the following table is as of December 31, 1997 for Homestead's 71 completed properties.

                                                                 DATE
                                                              COMPLETED    ROOMS
                                                              ---------    -----
   SOUTHWEST:
   Albuquerque, New Mexico
   Midtown/I-40(2).........................................     June, 1997   138
   Osuna/North I-25(2).....................................    March, 1996   141
                                                                           -----
     Subtotal..............................................                  279
                                                                           -----
   Austin, Texas
   Austin Midtown (2)...................................... February, 1996   145
   Arboretum/Burnett (2)...................................     June, 1995   133
   Northwest/Pavillion (2).................................  October, 1996   133
                                                                           -----
     Subtotal..............................................                  411
                                                                           -----

                                                                DATE
                                                              COMPLETED    ROOMS
                                                              ---------    -----
   Dallas, Texas
   Coit Road/North Central (2)............................   January, 1994   133
   Fort Worth/Downtown (2)................................   January, 1996    97
   Las Colinas/Irving (2).................................   January, 1996   149
   North Arlington/Six Flags (2)..........................     March, 1995   137
   North Richland Hills (2)...............................   January, 1994   133
   Skillman/Northeast (2).................................    August, 1992   131
   South Arlington (2)....................................     April, 1995   141
   Stemmons/NW Highway (2)................................             (1)   189
   Tollway/Addison (2)....................................       May, 1993   119
                                                                           -----
     Subtotal.............................................                 1,229
                                                                           -----
   Denver, Colorado
   Denver Tech Center/Belleview (2).......................     April, 1996   160
   Cherry Creek (2).......................................       May, 1997   108
   Aurora/Iliff (2).......................................     April, 1996   137
   Inverness (2)..........................................    August, 1997   142
                                                                           -----
     Subtotal.............................................                   547
                                                                           -----
   Houston, Texas
   Astrodome/Med Center (2)............................... September, 1995   163
   Cypress Station/Bammel (2).............................    August, 1994   134
   Fuqua/Hobby Airport (2)................................     April, 1994   133
   Park Ten (2)........................................... September, 1994   134
   Stafford/Sugarland (2).................................   October, 1994   133
   West by Northwest/Hwy 290 (2)..........................  February, 1994   133
   Westheimer/Beltway (2).................................      July, 1994   133
   Willowbrook/Northwest (2)..............................      July, 1995   137
                                                                           -----
     Subtotal.............................................                 1,100
                                                                           -----
   Phoenix, Arizona
   North West Valley/Dunlap (2)...........................      June, 1996   141
   Mesa (2)...............................................  December, 1997   123
   Tempe (2)..............................................     April, 1996   149
   Scottsdale (2).........................................    August, 1995   120
   Deer Valley/Union Hills (2)............................  November, 1996   141
                                                                           -----
     Subtotal.............................................                   674
                                                                           -----
   Salt Lake City, Utah
   Ft. Union (2)..........................................   October, 1997   132
   South Valley/Redwood (2)...............................      June, 1997   138
                                                                           -----
     Subtotal.............................................                   270
                                                                           -----
   San Antonio, Texas
   Airport/Bitters (2)....................................      July, 1995   153
   Six Flags Fiesta/DeZavala (2)..........................    August, 1995   130
   Medical Center/Fredricksburg (2).......................    August, 1994   135
                                                                           -----
     Subtotal.............................................                   418
                                                                           -----
     Total Southwest Region...............................                 4,928
                                                                           =====

                                                                DATE
                                                              COMPLETED    ROOMS
                                                              ---------    -----
   WEST COAST:
   Los Angeles, California
   LAX/El Segundo (2).....................................  December, 1997   150
   Orange County, California
   Spectrum (2)...........................................   October, 1997   149
   Portland, Oregon
   Sunset Corridor/Sunset East (2)........................ September, 1997   142
   San Diego, California
   Mission Valley (2).....................................   October, 1997   140
   San Francisco (Bay Area), California
   Milpitas (2)...........................................  February, 1997   118
   Mountain View (2)......................................  December, 1997   132
   San Mateo (2)..........................................     March, 1997   136
   Sunnyvale (2)..........................................     March, 1997   144
                                                                           -----
     Subtotal.............................................                   530
                                                                           -----
   Seattle, Washington
   Bellevue (2)...........................................  November, 1997   149
   Redmond (2)............................................  November, 1997   162
                                                                           -----
     Subtotal.............................................                   311
                                                                           -----
     Total West Coast Region..............................                 1,422
                                                                           =====
   SOUTHEAST:
   Atlanta, Georgia.......................................
   Cumberland (3).........................................       May, 1997   137
   Gwinnett Place (3).....................................   October, 1997   130
   Executive Park/North Druid Hills (3)...................    August, 1997   137
   Peachtree (3)..........................................      July, 1996   137
   Perimeter (3)..........................................       May, 1997   133
   Roswell (3)............................................  December, 1997   141
                                                                           -----
     Subtotal.............................................                   815
                                                                           -----
   Jacksonville, Florida
   Southside/JTB (3)......................................      July, 1997   137
   Miami/Ft. Lauderdale, Florida
   Ft. Lauderdale (3).....................................    August, 1997   145
   Miami Airport-Doral (3)................................   October, 1997   149
   Plantation (3).........................................  December, 1997   125
                                                                           -----
     Subtotal.............................................                   419
                                                                           -----
   Nashville, Tennessee
   Nashville Airport (3)..................................  December, 1997   133
   Raleigh, North Carolina
   Research Triangle Park/RTP (3).........................       May, 1997   125
   North Raleigh (3)......................................  November, 1997   121
                                                                           -----
     Subtotal.............................................                   246
                                                                           -----

                                                                 DATE
                                                              COMPLETED    ROOMS
                                                              ---------    -----
   Tampa, Florida
   Brandon (3).............................................     July, 1997   141
   North Airport (3).......................................    March, 1997   121
   Clearwater/St. Petersburg (3)...........................  October, 1997   113
                                                                           -----
     Subtotal..............................................                  375
                                                                           -----
     Total Southeast Region................................                2,125
                                                                           =====
   NORTHEAST:
   Richmond, Virginia
   Innsbrook/Upper Broad (3)...............................     July, 1997   141
   Washington, DC
   BWI (3).................................................   August, 1997   137
   Dulles South (3)........................................ December, 1997   115
   Fair Oaks (3)........................................... December, 1997   133
   Germantown (3).......................................... December, 1997   132
                                                                           -----
     Subtotal..............................................                  517
                                                                           -----
     Total Northeast Region................................                  658
                                                                           =====
   CENTRAL:
   Chicago, Illinois
   Naperville (4).......................................... December, 1997   136
   Schaumburg (4).......................................... December, 1997   136
                                                                           -----
     Subtotal..............................................                  272
                                                                           -----
   Kansas City, Missouri
   Shawnee Mission/Merriam (2).............................    April, 1997   140
   Minneapolis, Minnesota
   Eagan Logan Oak (4)..................................... December, 1997   130
                                                                           -----
     Total Central Region..................................                  542
                                                                           =====
     Total Rooms--Completed Properties.....................                9,675
                                                                           =====

--------
(1) Phase I (132 rooms) was developed in 1992 and Phase II (57 rooms) was developed in 1995.
(2) Subject to deeds of trust securing convertible mortgage notes due to PTR of $208,093,000 at December 31, 1997.
(3) Subject to deeds of trust securing convertible mortgage notes due to ATLANTIC of $93,513,000 at December 31, 1997.
(4) Pledged as collateral under a revolving credit agreement with total borrowings of $46,808,000 at December 31, 1997.

  The following table is as of December 31, 1997 for Homestead's properties under construction and properties in planning and owned(1). All properties under construction are expected to be completed in 1998.

                                                                           ROOMS
                                                                           -----
      SOUTHWEST:
      Austin, Texas:
      Downtown/Townlake (5)...............................................   130
      Houston, Texas:
      Galleria (5)........................................................   136
      Las Vegas, Nevada:
      Las Vegas Midtown (4)...............................................   122
      Salt Lake City, Utah:
      Sugarhouse (5)......................................................   105
                                                                           -----
        Total Southwest Region............................................   493
                                                                           =====
      WEST COAST:
      Los Angeles, California:
      Monrovia (2)........................................................   122
      Orange County, California:
      Brea (5)............................................................   133
      Cypress (5).........................................................   134
                                                                           -----
        Subtotal..........................................................   267
                                                                           -----
      Portland, Oregon:
      Lake Oswego (2).....................................................   146
      Sacramento, California:
      South Natomas (5)...................................................   143
      San Diego, California:
      Mira Mesa (2).......................................................   140
      San Francisco (Bay Area), California:
      Fremont (5).........................................................   128
      San Carlos (5)......................................................   116
      San Jose (2)........................................................   152
      San Ramon (2).......................................................   147
                                                                           -----
        Subtotal..........................................................   543
                                                                           -----
      Seattle, Washington:
      N. Seattle/Mountain Lake Terrace (2)................................   117
      Tukwila (2).........................................................    93
                                                                           -----
        Subtotal..........................................................   210
                                                                           -----
        Total West Coast Region........................................... 1,571
                                                                           =====
      SOUTHEAST:
      Atlanta, Georgia:
      Northlake (5).......................................................   133
      Wildwood/Powers Ferry (5)...........................................   134
                                                                           -----
        Subtotal..........................................................   267
                                                                           -----

                                                                           ROOMS
                                                                           -----
      Birmingham, Alabama:
      Perimeter Park South (5)............................................   137
      Charlotte, North Carolina:
      I-77 Billy Graham Pkwy (5)..........................................   137
      Jacksonville, Florida:
      Baymeadows (5)......................................................   134
      Memphis, Tennessee:
      Memphis Airport (5).................................................   134
      Miami/Ft. Lauderdale, Florida:
      Blue Lagoon (5).....................................................   149
      Coral Springs-Northpoint (5)........................................   124
      Boca Raton/Commerce (5).............................................   141
      West Palm Beach (5).................................................   137
                                                                           -----
        Subtotal..........................................................   551
                                                                           -----
      Nashville, Tennessee:
      Cool Springs (3)....................................................   137
      Orlando, Florida:
      Northlake Center (5)................................................   134
      Orlando Central Park (5)............................................   134
                                                                           -----
        Subtotal..........................................................   268
                                                                           -----
      Raleigh, North Carolina:
      Durham (5)..........................................................   137
      Crabtree Valley/Hwy 70 (3)..........................................   138
                                                                           -----
        Subtotal..........................................................   275
                                                                           -----
        Total Southeast Region............................................ 2,040
                                                                           =====
      NORTHEAST:
      Boston, Massachusetts:
      Burlington..........................................................   140
      Marborough (5)......................................................   134
      Waltham (5).........................................................   140
                                                                           -----
        Subtotal..........................................................   414
                                                                           -----
      New York Metro, New York:
      Hanover (5).........................................................   140
      Philadelphia, Pennsylvania:
      Christiana (5)......................................................   140
      King of Prussia (5).................................................   140
      Willow Grove (5)....................................................   136
                                                                           -----
        Subtotal..........................................................   416
                                                                           -----
      Richmond, Virginia:
      Midlothian (5)......................................................   134

                                                                           ROOMS
                                                                           -----
      Washington, DC:
      Alexandria..........................................................   130
      Dulles North (3)....................................................   133
      Fairview Park/Merrifield (3)........................................   128
      Reston-Sunset (3)...................................................   148
                                                                           -----
        Subtotal..........................................................   539
                                                                           -----
        Total Northeast Region............................................ 1,643
                                                                           =====
      CENTRAL:
      Chicago, Illinois:
      Westmont (5)........................................................   140
      Cleveland, Ohio:
      North Olmstead (5)..................................................   136
      Kansas City, Missouri:
      Overland Park (5)...................................................   131
      Plaza...............................................................    99
                                                                           -----
      Subtotal............................................................   230
                                                                           -----
      Milwaukee, Wisconsin:
      Brookfield (5)......................................................   136
      Minneapolis, Minnesota
      Eden Prairie (5)....................................................    97
      St. Louis, Missouri:
      St. Louis Airport (5)...............................................   136
                                                                           -----
        Total Central Region..............................................   875
                                                                           =====
        Total Rooms--Properties Under Construction........................ 6,622
                                                                           =====
      PROPERTIES IN PLANNING AND OWNED:
      Total Rooms for the Six Properties in Planning and Owned
       (of which one is pledged as described in note 5 below).............   847
                                                                           =====

--------
(1) Does not include land held for future development or for sale which is less than 2.0% of property assets based on historical costs as of December 31, 1997.
(2) Subject to deeds of trust securing convertible mortgage notes due to PTR of $208,093,000 at December 31, 1997.
(3) Subject to deeds of trust securing convertible mortgage notes due to ATLANTIC of $93,513,000 at December 31, 1997.
(4) Under a long term ground lease.
(5) Pledged as collateral under a revolving credit agreement with total borrowings of $46,808,000 at December 31, 1997.

  Additionally, at December 31, 1997, Homestead had properties in planning and under control for the development of 4,540 rooms at 33 sites for a total estimated expected investment of approximately $434 million. Properties in planning and under control are anticipated to commence construction within 12 months and Homestead has an exclusive right (through contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for development, subject to removal of contingencies during the due diligence process, but does not presently own the land. There can be no assurance that such land will be acquired. The room and total expected investment information is based on management's best estimates.

ITEM 3. LEGAL PROCEEDINGS

  Homestead is not a party to any litigation or claims, other than routine matters arising out of the ordinary course of business that are incidental to the development process and operation of the business of Homestead. Homestead does not believe that the results of all claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

 Market Information

  Homestead's shares of common stock ("Shares") are listed on the American Stock Exchange (the "AMEX") under the symbol "HSD". Homestead has been approved for listing on the New York Stock Exchange and expects to be listed, using the same symbol, during the first week of April 1998. The table below indicates the range of the high and low sales prices of the Shares as reported in the AMEX Composite Tape for the periods indicated.

                                                              HIGH      LOW
                                                            -------- ---------
      1996
        Fourth Quarter (trading commenced October 31, 1996
         on a when-issued basis)........................... $19      $15
      1997
        First Quarter...................................... $20 7/8  $16 5/8
        Second Quarter..................................... $18 1/2  $15 7/8
        Third Quarter...................................... $20 1/8  $16
        Fourth Quarter..................................... $18 1/4  $13 11/16
      1998
        First Quarter (through March 23, 1998)............. $15 7/16 $13 9/16

  At March 23, 1998, there were approximately 2,000 holders of record of the Shares.

 Dividend Policy

  The declaration and payment of dividends by Homestead are subject to the discretion of the Board. Any determination as to the payment of dividends will depend upon the results of operations, capital requirements and financial condition of Homestead and such other factors as the Board deems relevant. The Board intends to follow a policy of retaining earnings to finance Homestead's growth and for general corporate purposes and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, Homestead's line of credit arrangements restrict payment of dividends without lender approval.

 Use of Proceeds

  On January 15, 1998, Homestead completed a Rights Offering consisting of the sale of 10,426,840 common shares at $15 per share resulting in gross proceeds of $156,402,600. The Rights Offering was part of Homestead's present $300,000,000 common stock shelf registration on Form S-3 Registration Statement No. 333-37803. Costs of the offering are estimated at $1,914,000, which include a fee of 1% of gross proceeds ($1,564,026) to Security Capital Markets Group Incorporated, a wholly-owned subsidiary of Security Capital. Net proceeds to Homestead are estimated to be approximately $154.5 million. Proceeds of $100 million were used to repay all borrowings under Homestead's lines of credit and the remaining net proceeds were used for land acquisition and development costs.

  Security Capital, Homestead's majority shareholder (65.0% ownership at December 31, 1997), purchased 8,429,225 shares in the Rights Offering (80.8% of the offered shares) at the same price paid by the public. Upon completion of the Rights Offering, Security Capital owned 69.3% of Homestead's outstanding common shares.

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial data relating to the historical financial condition and results of operations of Homestead for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. On October 17, 1996,
Homestead acquired the subsidiaries of PTR relating to Homestead Village properties (the "PTR Subsidiaries") in the Mergers. Prior to October 17, 1996, Homestead had no significant activities, thus substantially all 1996 results of operations through the date of the Mergers and all of the summary selected financial information in 1995 and prior years represents that of the PTR Subsidiaries. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements and related notes thereto included in Item 14 to this Form 10-K. Certain reclassifications have been made in 1993 through 1996 financial data to conform to the 1997 presentation. (Amounts are in thousands, except share data and statistical data.)

                                       YEAR ENDED DECEMBER 31,
                            --------------------------------------------------
                              1997       1996       1995      1994      1993
                            ---------  ---------  --------  --------  --------
OPERATIONS SUMMARY:
Revenues:
  Room Revenue............  $  58,397  $  33,071  $ 18,337  $  7,827  $  2,554
  Other Revenue...........      1,469        492       366       165        59
                            ---------  ---------  --------  --------  --------
    Total Revenues........  $  59,866  $  33,563  $ 18,703  $  7,992  $  2,613
                            ---------  ---------  --------  --------  --------
Operating Expenses:
  Property Operating
   Expenses(1)............     25,089     16,166     9,229     4,252     1,540
  Corporate Operating
   Expenses...............     15,238      4,112     1,322       512       175
  Depreciation and
   Amortization...........     12,130      4,443     2,343       845       234
                            ---------  ---------  --------  --------  --------
    Total Operating
     Expenses.............  $  52,457  $  24,721  $ 12,894  $  5,609  $  1,949
                            ---------  ---------  --------  --------  --------
Operating Income..........  $   7,409  $   8,842  $  5,809  $  2,383  $    664
Interest Income...........  $     552  $     211  $    --   $    --   $    --
Interest Expense..........  $   2,190  $   5,971  $  2,958  $  1,409  $    255
                            ---------  ---------  --------  --------  --------
Net Earnings..............  $   5,771  $   3,082  $  2,851  $    974  $    409
                            =========  =========  ========  ========  ========
SHARE DATA:(2)
Weighted Average Shares
 Outstanding..............     23,578        N/A       N/A       N/A       N/A
Diluted Weighted Average
 Shares Outstanding.......     43,502        N/A       N/A       N/A       N/A
Pro Forma Weighted Average
 Shares Outstanding.......        N/A     11,392       N/A       N/A       N/A
Basic Earnings Per Share..  $    0.24        N/A       N/A       N/A       N/A
Diluted Earnings Per
 Share....................  $    0.18        N/A       N/A       N/A       N/A
Pro Forma Earnings Per
 Share....................        N/A  $    0.27       N/A       N/A       N/A
FINANCIAL POSITION:
Property and Equipment,
 net......................  $ 715,497  $ 255,608  $105,002  $ 59,099  $ 23,898
Total Assets..............  $ 783,949  $ 322,968  $108,965  $ 60,866  $ 24,921
Lines of Credit...........  $  96,808  $     --   $    --   $    --   $    --
Convertible Mortgage Notes
 Payable..................  $ 301,606  $ 101,309  $    --   $    --   $    --
Other Debt to Affiliate...  $     --   $     --   $ 80,144  $ 45,131  $ 19,290
Shareholders' Equity......  $ 328,931  $ 204,003  $ 22,971  $ 12,068  $  3,103
OTHER DATA:
EBDADT(3).................  $  19,385  $  10,787  $  5,194  $  1,819  $    643
EBITDA(4).................  $  19,539  $  13,285  $  8,152  $  3,228  $    898
Cash Provided by (Used
 in):
  Operating Activities....  $  25,976  $  12,261  $  6,019  $  2,381  $    599
  Investing Activities....  $(398,721) $(115,453) $(48,116) $(35,474) $(15,751)
  Financing Activities....  $ 368,304  $ 108,711  $ 43,065  $ 33,832  $ 15,275
STATISTICAL DATA (FOR ALL
 OPERATING PROPERTIES):
Occupancy.................       74.7%      78.8%     76.6%     75.9%     85.2%
Average Weekly Rate(5)....  $     253  $     222  $    212  $    186  $    171
Weekly RevPAR(6)..........  $     189  $     175  $    162  $    141  $    146
Property Operating Income
 Margin(7)................       57.8%      51.9%     50.7%     46.7%     41.1%

--------
(1) Property operating expenses consist of all expenses directly related to the operation of the properties and do not include an allocation of corporate operating expenses. Property operating expenses include primarily salaries and wages, utilities, insurance, maintenance and supply costs and property taxes. Prior to the Mergers on October 17, 1996, Homestead had an agreement with a subsidiary of Security Capital for management of its properties and paid a fee based on a percentage of revenues.
(2) Effective December 31, 1997 Homestead adopted Financial Accounting
    Standards Board Statement No. 128, Earnings per Share, which required a change in the method previously used to compute earnings per share and a restatement of prior periods. Under the new requirements basic earnings per share excludes the dilutive effect of stock options and warrants. Calculation of basic earnings per share for 1997 resulted in a $0.02 increase from the prior primary earnings per share method. Diluted earnings per share computation results were not materially different from the prior fully diluted earnings per share method.
    Prior to the Mergers, the assets of Homestead were owned by subsidiaries of PTR and ATLANTIC and were managed by subsidiaries of Security Capital. The shares and equity interests of these entities differed substantially from the shares, warrants and convertible mortgage notes outstanding after the Mergers. Therefore, management does not believe that historical earnings per share data is meaningful. Pro forma earnings per share assume issuance of shares for acquisition of the PTR Subsidiaries as of the beginning of 1996 and shares issued to Security Capital and ATLANTIC were outstanding since the Mergers closing date. See "Item 1. Business--The Company." Pro forma earnings per share for 1996 have been restated using the methodology of Statement No. 128 which resulted in a $0.04 increase.
(3) EBDADT means earnings before depreciation, amortization and deferred taxes. Homestead presents EBDADT as a measure of operating performance. EBDADT is not to be construed as a substitute for net earnings computed in accordance with generally accepted accounting principles ("GAAP") in evaluating operating results nor as a substitute for cash flow in evaluating liquidity. EBDADT is presented on a diluted basis which assumes conversion of the convertible mortgage notes, thus interest expense associated with the convertible notes is not deducted in arriving at diluted EBDADT. EBDADT, as calculated above, may not be comparable to other similarly titled measures of other companies.
(4) EBITDA means earnings before interest, income taxes, depreciation and amortization. EBITDA does not represent cash generated from operating activities in accordance with GAAP, is not to be considered as an alternative to net earnings or any other GAAP measurement of operating performance and is not necessarily indicative of cash available to fund all cash needs. Homestead has included EBITDA herein because Homestead believes that it is one measure used by certain investors to determine operating cash flow. EBITDA, as calculated above, may not be comparable to other similarly titled measures of other companies.
(5) Average weekly rate is determined by dividing room revenue by the number of guest room days occupied for the period and multiplying by seven.
(6) RevPAR is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.
(7) Property Operating Income Margin is property operating income (property revenues less property operating expenses) divided by property revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and all of the financial statements and related notes thereto appearing in Item 14 to this Form 10-K. Historical results and percentage relationships set forth in "Item 6. Selected Financial Data" and the Financial Statements of Homestead may not be indicative of future operations of Homestead.

  The statements contained in this discussion and elsewhere in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Homestead operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the important factors that could cause Homestead's actual results to differ materially from those expressed in the forward-looking statement are (i) changes in general economic conditions in its target markets that could adversely affect demand for Homestead's properties (ii) Homestead's ability to open new properties on schedule which may be affected by factors outside the control of Homestead, (iii) the effects of increased or unexpected competition with respect to one or more properties (iv) the impact of rapid growth on Homestead's ability to efficiently and effectively recruit personnel and implement operating systems and (v) changes in financial markets and interest rates that could adversely affect Homestead's cost of capital and its ability to meet its financing needs and obligations.

  Homestead Village(R) is a registered trademark of Homestead Village Incorporated and all references to the term "Homestead Village" herein shall include a reference to such registered trademark. The term "in pre-development planning" means developments in planning and owned (land has been acquired or is under a long-term ground lease) and developments in planning and under control (land which is under control through contingent contract or letter of intent) with construction anticipated to commence within 12 months. For analysis purposes Homestead categorizes its operating properties (which include all properties not under construction or in pre-development planning) as "comparable," "noncomparable," or "new opening." "Comparable" means a property open throughout both periods of comparison, "noncomparable" means a property open for only a portion of the prior period of comparison, and "new opening" means a property opened in the most recent period. For additional analysis purposes Homestead also categorizes its operating properties as either "stabilized" or "pre-stabilized." For purposes of this report, the term "stabilized" means those properties which have been open for six months or achieved 80% occupancy as of the beginning of a period and "pre-stabilized" means all other operating properties.

OVERVIEW

 General

  Since the first Homestead Village property was opened in 1992 and through December 31, 1997, Homestead has completed 71 Homestead Village properties consisting of 9,675 rooms in 25 cities. As of December 31, 1997, Homestead had 50 properties under construction totaling 6,622 rooms within 19 of these cities as well as 12 additional cities. In addition, Homestead owns 6 development sites and controls through contracts 33 development sites for which it plans to initiate construction within the next 12 months, for a total of 160 properties aggregating 21,684 rooms in 38 cities.

  Homestead's property investments from the date of the Mergers through December 31, 1997 have been funded primarily by $232.5 million from borrowings under convertible mortgage notes payable from affiliates PTR and ATLANTIC, $98.8 million in exercises of warrants (of which Security Capital funded $81.2 million) and $96.8 million borrowed under its bank lines of credit. Pre-merger financing of property investments were primarily funded by borrowings from an affiliate. In January 1998, Homestead completed a Rights Offering which provided net proceeds of approximately $154.5 million that were used to repay all borrowings under the bank lines of credit and for land acquisition and development costs.

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

 Background--1996 Mergers

  Prior to October 17, 1996 the operating assets of Homestead were held primarily by subsidiaries of PTR. One operating property, opened in mid 1996, was held by a subsidiary of ATLANTIC. Onsite property management was performed by a subsidiary of Security Capital, which charged a fee based on a percentage (5% to 7%) of gross operating property revenues. Other services such as investment research, land acquisition, due diligence, development, marketing, asset management, legal and accounting functions, were performed under PTR's and ATLANTIC's overall REIT management agreements ("Management Agreements") with subsidiaries of Security Capital. The fee charged for all services provided under the Management Agreements was based on 16% of cash flow from operations as defined in the Management Agreements. Neither PTR nor ATLANTIC had any employees. All persons performing services related to Homestead Village properties prior to the Mergers were employees of the property management and REIT management subsidiaries of Security Capital.

  Upon the closing of the Mergers, all of the PTR and ATLANTIC Homestead Village properties, including those under construction and in pre-development planning, became assets of Homestead. Additionally, with the acquisition of certain Security Capital subsidiaries, all onsite property management and overall corporate management became an internal function of Homestead whereby Homestead now directly incurs the costs of all property level, land acquisition, due diligence, development and corporate personnel.

  In addition to the change from fee-based property and corporate management to internal management, the operating results of Homestead reported in the accompanying financial statements are affected by certain matters of financial presentation for the Mergers. The merger with the subsidiaries of PTR has been accounted for as a combination of entities under common control in a manner similar to a pooling of interests, thus the historical financial results of the PTR Subsidiaries are presented for all periods prior to October 17, 1996 and, as the activities of Homestead prior to the Mergers were not significant, the accompanying financial statements consist predominantly of the activities of the PTR Subsidiaries prior to the merger closing date. The merger of the subsidiaries of ATLANTIC was accounted for as a purchase, thus the operating revenues and operating expenses of its one property opened in mid 1996 are not included in the accompanying financial statements until the date of the Mergers. Additionally, the development activities of the subsidiaries of ATLANTIC are not reflected in the accompanying financial statements until the merger closing date and thereafter. The merger of the subsidiaries of Security Capital was also accounted for as a purchase, thus the incurrence of the costs of personnel for property and corporate management are effective in the accompanying financial statements after the merger closing date.

 Development Activity

  Homestead's property development program has had a significant impact on its financial performance during 1997, 1996 and 1995. The following table summarizes Homestead's development activity for 1997, 1996 and 1995 (dollar amounts in thousands):

                                                        1997   1996(1)  1995(1)
                                                      -------- -------- -------
      PROPERTIES UNDER CONSTRUCTION:
        STARTS DURING PERIOD
        Properties...................................       49       42      11
        Rooms........................................    6,504    5,650   1,511
        COMPLETIONS DURING PERIOD:
        Properties...................................       40       11       8
        Rooms........................................    5,391    1,532   1,182
        UNDER CONSTRUCTION AT YEAR END:
        Properties...................................       50       41      10
        Rooms........................................    6,622    5,509   1,391
        Total expected investment(2)................. $417,274 $264,931 $49,146
      COMPLETED PROPERTIES:
        Properties...................................       71       31      20
        Rooms........................................    9,675    4,297   2,765
        Total investment, at historical cost......... $478,936 $135,339 $77,537

--------
(1) The table summarizes the investment activity for all Homestead Village properties regardless of the form of ownership of such properties prior to the Mergers.
(2) Total expected investment represents budgeted development cost for properties under construction. Budgeted development cost includes the cost of land, fees, permits, payments to contractors, architectural and engineering fees and interest, property taxes, and development overhead costs to be capitalized during the development period. Land held for future development or for sale, which is less than 2.0% of property assets based on historical cost as of December 31, 1997, is not included above.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

  Net earnings for the years ended December 31, 1997, 1996, 1995 were $5.8 million, $3.1 million and $2.9 million, respectively. The growth in net earnings is related primarily to increases in the number of developed and opened operating properties. A discussion of the major components of the increases in net earnings follows.

 Property Operations

  The following table sets forth operating performance information for the years ended December 31, 1997, 1996 and 1995. The information is for Homestead's total operating property portfolio. (Performance of the one operating property acquired from ATLANTIC has been included from its opening date of July 1, 1996 versus its date of acquisition in the Mergers. Inclusion of such property has an insignificant effect on the performance data presented.):

                                              % CHANGE         % CHANGE
                                               (1997            (1996
                                       1997  OVER 1996) 1996  OVER 1995) 1995
                                       ----  ---------- ----  ---------- ----
      Weekly RevPAR(1)................ $189      8.0%   $175     7.8%    $162
      Average Weekly Rate(2).......... $253     13.9%   $222     4.8%    $212
      Occupancy....................... 74.7%    (5.2%)  78.8%    2.9%    76.6%
      Property Operating Income
       Margin......................... 57.8%    11.4%   51.9%    2.4%    50.7%

--------
(1) RevPAR is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.
(2) Average weekly rate is determined by dividing room revenue by the number of guest room days occupied for the period and multiplying by seven.

  Homestead's new property openings were the primary reason for room revenue increases of $25.3 million (76.6%) in 1997 over 1996 and $14.7 million (80.3%) in 1996 over 1995. Properties open for their first full year in 1997 and 1996 were the next most significant reason for room revenue increases. The increase in room revenue was also due to increases in the average weekly rate of $30.84 in 1997 and $10.12 in 1996. The average weekly rate increase in 1997 was partially offset by lower overall occupancy in 1997 versus 1996. The occupancy decrease in 1997 versus 1996 is attributable to more openings in 1997 and the lower occupancy of such properties until stabilized, and to the effect of strategic pricing in certain markets as described below for "same store" properties.

  Total property operating expenses increased $8.9 million (55.2%) in 1997 over 1996 and increased $6.9 million (75.2%) in 1996 over 1995, primarily due to the increase in the number of operating properties as noted above.

  The smaller percentage growth in operating expenses in 1997 versus the percentage growth in room revenue reflects Homestead's reduction of costs through operating and purchasing efficiencies. These property operating expense improvements combined with the 1997 RevPAR increases, improved Homestead's property operating income margin to 57.8% in 1997 from 51.9% in 1996.

 Homestead Properties Fully Operating Throughout Consecutive Periods

  Homestead had 20 properties, representing 2,754 rooms, that were fully operational throughout both 1997 and 1996 ("same store" properties). All but one of such properties are located in Texas. RevPAR increased 6.1% in 1997 to $188 due to an average weekly rate growth of 8.2%, offset somewhat by a 2.0% decrease in occupancy to 78.7%. The 1997 decline in occupancy was the direct result of implementing strategic pricing in certain markets. For the fourth quarter 1997 occupancy for same store properties is 76.7% versus 74.0% for fourth quarter 1996.

  Homestead had 12 properties (all in Texas), representing 1,640 rooms that were fully operational throughout both 1996 and 1995. RevPAR increased to $185 in 1996 from $170 in 1995 due to an increase in occupancy to 84.8% (versus 80.4% in 1995) and an increase in average weekly rate to $219 in 1996 from $212 in 1995.

 Stabilized Properties Operations

  Homestead categorizes its properties as stabilized upon attaining 80% occupancy for a one-week period or upon the property's having been open for 26 weeks. The 39 stabilized properties in 1997 showed improved operating performance over the 29 stabilized properties in 1996 with a 13.9% increase in RevPAR to $200 (from $176 for 1996) and an increase in property operating income margin to 58.3% from 51.8%. These improvements are attributable to a 13.4% increase in the average weekly rate (occupancy was essentially unchanged) and the operating expense efficiencies noted above for Homestead's total portfolio.

  The 1996 stabilized properties showed a 2.9% improvement in RevPAR versus the performance of the 1995 stabilized properties (15 properties) and an increase in property operating income margin to 51.8% from 51.2% in 1995. These improvements are attributable to a 4.5% increase in the average weekly rate.

 Corporate Operating Expenses

  Corporate operating expense increased $11.1 million in 1997 over 1996 and $2.8 in 1996 over 1995. These comparisons are affected by the fact that 1997 corporate expenses reflect a post merger operating basis while 1996 and 1995 operations consist only of the corporate costs and REIT management fee allocations from PTR to the PTR Subsidiaries through the October 17, 1996 Merger date. The increase in 1997 relates to the change in corporate structure from external management to internal management and additional corporate costs associated with the continued growth of the company. This change in structure involves costs associated with operating as a public company, recruiting, relocation and personnel expenses and other costs to create a corporate infrastructure, offset in part by capitalizing costs related to information technology, and the acquisition, development or improvement of real estate.

 Depreciation and Amortization

  Depreciation and amortization increased $7.7 million (173.0%) in 1997 over 1996 and $2.1 million (89.6%) in 1996 over 1995. Depreciation of the cost of properties and improvements is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense increased approximately $6.3 million (147.6%) in 1997 over 1996 and increased $1.9 million (81.8%) in 1996 over 1995 due to new property openings each year.

  Amortization expense increased $1.4 million (760.8%) in 1997 over 1996 and $184,000 in 1996 over 1995 due to amortization of the Homestead Village trademark and other intangibles acquired in the Mergers.

 Interest Income

  Interest income of $552,000 recorded in 1997 and $211,000 in 1996 resulted from investment of excess cash on hand. Nearly all of the 1996 amount was earned after the Mergers.

 Interest Cost

  Homestead records, as a component of total interest cost, the amortization of non-cash financing costs arising from the issuance of the warrants to obtain the commitment for convertible mortgage notes financing and the differential between the conversion price under the mortgages and the merger date value of Homestead's common stock. Exclusive of such amortized amounts Homestead's interest cost (comprised of interest on the mortgages, amortization of premiums and discounts on the mortgages, interest on its lines of credit borrowings, amortization of deferred financing costs paid to obtain the lines of credit and interest on the other debt to an affiliate) increased $10.9 million in 1997 over 1996 and $5.0 million in 1996 over 1995. The increases are due to the increase in investments in operating and under construction properties and the corresponding increases in the convertible mortgage notes payable in 1997 and 1996, the lines of credit increase in 1997 and other debt to an affiliate increases in 1996 and 1995.

  Homestead's total interest cost, including the amortization of non-cash mortgage financing costs described above, increased $61.6 million in 1997 over 1996 and $5.2 million in 1996 over 1995. The 1997 increase was predominantly due to amortization of the non-cash financing costs associated with the mortgages. Total interest cost incurred was offset by an increase in capitalized interest of $65.4 million in 1997 over 1996 and $2.2 million in 1996 over 1995. Homestead's increased development activity in 1997 was the reason for capitalization of nearly all interest cost incurred, resulting in a decrease in net interest expense to $2.2 million in 1997 versus $6.0 million net interest expense in 1996. Net interest expense in 1996 represented an increase over 1995 net interest expense of $3.0 million as, prior to the Mergers, interest on debt incurred by Homestead was not all capitalized due to its limited development program on a standalone basis and interest incurred by the PTR Subsidiaries represented increased leverage on properties reaching operational status.

ENVIRONMENTAL MATTERS

  Homestead is not aware of, nor does it expect, any environmental condition on its properties to have a material adverse effect upon its business, results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

  As of December 31, 1997 Homestead had 50 properties in construction, 6 additional sites owned, and 33 sites under contractual control with acquisition and construction start expected to occur within twelve months. Homestead intends to pursue additional sites for acquisition and development with an expectation of 30 to 40 construction starts annually through the year 2000.

  Unfunded development commitments for properties under construction as of December 31, 1997 approximates $241.5 million. Expected future investment to develop the properties owned as of December 31, 1997 is approximately $71.5 million. The estimated total investment to acquire and develop the properties under contractual control approximates $434 million.

  In January 1998 Homestead completed a $156.4 million Rights Offering under its currently effective $300 million common stock shelf registration and realized net proceeds of approximately $154.5 million. Rights Offering proceeds of $100 million were used to repay all borrowings under Homestead's lines of credit and the remaining net proceeds were used for land acquisition and development costs. Other resources to fund Homestead's development program consist of its $100 million revolving line of credit facility described below, and, to a lesser extent, approximately $17 million in unfunded mortgage commitments from PTR and ATLANTIC, and cash from operations in excess of operating needs. In addition, Homestead may seek to issue the remaining approximate $144 million of common stock under its shelf registration statement at such time, amount and price as set forth at the time of such offering.

  On May 6, 1997 Homestead entered into a secured revolving line of credit facility with Commerzbank AG ("CAG") which provided for borrowings of up to $50 million, subject to collateral requirements, with borrowings bearing interest at the Eurodollar rate plus 2.5% per annum, and an unfunded commitment fee of 0.325%. On August 25, 1997 the facility was amended to provide for borrowings of up to $100 million, subject to collateral requirements, and to lower the interest rate to the Eurodollar rate plus 1.9% per annum. Additionally, the unfunded commitment fee was amended to 0.25% if the average unfunded balance is greater than $50 million or 0.325% if the average unfunded balance is $50 million or less.

  The revolving line of credit matures May 5, 1998 and may be extended with the approval of the lenders. Presently Homestead is seeking and expects renewal and expansion of the line. At December 31, 1997 borrowings under the line totaled $46,808,000 at a weighted average stated interest rate of 7.87%. Outstanding borrowings and all accrued interest were repaid in January 1998 upon the funding of the proceeds of the subscription Rights Offering. The line requires maintenance of certain financial covenants, specifically, aggregate indebtedness of no more than 65% of gross asset value, as defined, or indebtedness secured by a lien of no more than 60% of gross asset value, as defined. Homestead must also maintain a minimum debt service coverage ratio of earnings before interest, income taxes, depreciation, amortization, and gains or losses on sales of assets to debt service, as defined, of no less than 1.3 to 1 and not allow stockholders equity to be less than $204 million. The covenants also restrict payment of dividends without lender approval. Homestead was in compliance with all such covenants as of December 31, 1997.

  On November 25, 1997, Homestead obtained a $50 million interim credit agreement with CAG which provided for borrowings, at Homestead's option, at either the Eurodollar rate plus 2.625% or at base rate (the higher of 1/2 of 1% in excess of the federal funds rate or the prime rate) plus 1%. Borrowings and all accrued interest under this agreement were repaid in January 1998 upon the funding of the proceeds of the Rights Offering. Upon repayment of the interim borrowings no further commitment was available under this agreement. At December 31, 1997 borrowings under the interim credit agreement totaled $50,000,000 at a weighted average stated interest rate of 8.54%. During the term of this interim credit agreement, borrowings under Homestead's $100 million secured revolving line of credit were limited to $50 million.

  Capital resources in addition to those described above will be needed to fund Homestead's planned developments. Homestead will require a substantial amount of additional capital over time to finance its future growth, the amount of which will depend on a number of factors including the number of properties Homestead constructs, the pace of development activities and the cash flow generated by its properties. It is anticipated that Homestead's total expected investment (as of December 31, 1997) in properties under construction will be approximately $417.3 million and Homestead's total expected investment for properties in planning and owned will be approximately $104.5 million. As a result, Homestead will seek to raise substantial additional amounts of capital in 1998 and 1999. Homestead may seek additional credit facilities and may issue long-term debt and additional equity securities. However, there is no assurance that Homestead will be able to obtain such financing as and when required or on acceptable terms.

 Operating Activities

  Net cash flow provided by operating activities increased by $13.7 million (111.9%) for the year ended December 31, 1997 as compared to 1996 and $6.2 million (103.7%) for 1996 as compared to 1995. These increases are due primarily to the growing number of Homestead operating properties as described under "--Results of Operations for the Years ended December 31, 1997, 1996, 1995" as well as improvements in operations.

 Investing and Financing Activities

  During the years ended December 31, 1997, 1996, and 1995, Homestead invested $388.1 million, $113.5 million and $47.4 million, respectively in Homestead Village properties. The amounts invested in 1997 were financed primarily from $191.8 million proceeds from convertible mortgage loans from PTR and ATLANTIC, by $81.3 million in proceeds from the exercise of warrants, and borrowings of $96.8 million under the lines of credit. Property investments in 1996 were financed primarily from other borrowings from an affiliate by the subsidiaries of PTR prior to the Mergers, the expenditure of $16.5 million received in cash from ATLANTIC at the merger closing date for development of properties acquired from ATLANTIC, $25.2 million in proceeds from the convertible mortgage loans from PTR, and $17.5 million of proceeds from the exercise of warrants by Security Capital. In 1996 prior to the Mergers, Homestead, on a standalone basis, borrowed $6.2 million under a note payable to Security Capital to fund pursuit costs and land acquisitions. The note was repaid at the date of the Mergers. The amounts invested in 1995 were financed primarily by other borrowings from an affiliate by the PTR Subsidiaries from PTR and to a lesser extent from contributed capital from PTR.

 Impact of Year 2000

  Homestead has undertaken a review of all of its computer systems and applications to determine if these programs are Year 2000 compliant and if not, the efforts that will be necessary to bring the programs into compliance. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Certain computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

  Homestead has not identified any computer system or application for which a failure to be Year 2000 compliant would result in a material adverse impact on Homestead's business activities or results of operations. However, the preliminary results of this review indicate that certain of Homestead's accounting and financial reporting applications are not Year 2000 compliant. In order to enhance operating efficiencies, Homestead has already undertaken a project that will replace these core financial systems with computer software that will better serve Homestead in the future. This new software, that is expected to be fully operational by the end of 1998, is Year 2000 compliant.

  Homestead is currently evaluating Year 2000 modifications to other existing software programs. The cost of these modifications is not expected to be material and all conversions and modifications are expected to be completed in a timely manner.

SEASONALITY AND INFLATION

  Based upon the operating history of Homestead properties, management believes that occupancy and revenues may be lower than normal during the months of December and January due to the holiday season. Because many of Homestead's expenses do not fluctuate with occupancy, such declines in occupancy may cause fluctuations or decreases in Homestead's earnings during these periods.

  The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the revenue or operating results of Homestead in 1997. There can be no assurance, however, that inflation will not affect future operating or construction costs.

DIVIDENDS

  The Board intends to follow a policy of retaining earnings to finance Homestead's growth and for general corporate purposes and, therefore, does not anticipate paying any cash dividends in the foreseeable future. In addition, Homestead's line of credit arrangements restrict payment of dividends without lender approval.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Homestead's Balance Sheet as of December 31, 1997, and its Statements of Operations, Shareholders' Equity and Cash Flows for the year then ended, together with the report of Arthur Andersen LLP, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. Homestead's Balance Sheet as of December 31, 1996, and its Statements of Operations, Shareholders' Equity and Cash Flows for the year then ended, together with the report of Ernst & Young LLP, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. PTR-Homestead Village Group's (the predecessor to Homestead) Statements of Operations, Shareholders' Equity and Cash Flows for the year ended December 31, 1995, together with the report of KPMG Peat Marwick LLP, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 7 of Notes to Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

  Effective December 5, 1997, Homestead dismissed Ernst & Young LLP as the Company's principal accountant to audit the Company's financial statements and engaged the firm of Arthur Andersen LLP as the Company's principal accountant to audit the Company's financial statements for the fiscal year ended December 31, 1997. The decision to change accountants was approved by the Audit Committee of the Board of Directors of the Company.

  Ernst & Young's report on the financial statements of the Company, for the fiscal year ended December 31, 1996, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There had never been any disagreement with Ernst & Young on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure in connection with the audit of the Company's financial statements for the fiscal year ended December 31, 1996, and in subsequent interim periods through the date of dismissal.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  For information regarding the executive officers of Homestead, see "Item 1. Business--Directors and Officers of Homestead." The information regarding the directors of Homestead is incorporated herein by reference to the description under the captions "Election of Director" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Homestead's definitive proxy statement for its 1998 annual meeting of shareholders (the "1998 Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated herein by reference to the description under the captions "Director Compensation" and "Executive Compensation" in the 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by reference to the description under the caption "Principal Shareholders" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The following documents are filed as a part of this report:

  (a) Financial Statements and Schedules:

    1. Financial Statements:

      See Index to Financial Statements on page 33 of this report

  All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

    3. Exhibits:

      See Index to Exhibits, which is incorporated herein by reference.

  (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report

                                                             ITEM(S)  FINANCIAL
      DATE                                                   REPORTED STATEMENTS
      ----                                                   -------- ----------
      December 12, 1997, as amended.........................     4        No

  (c) Exhibits:

  The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Reports of Independent Auditors..........................................   34
Balance Sheets as of December 31, 1997 and 1996..........................   37
Statements of Operations for the Years Ended December 31, 1997, 1996 and
 1995....................................................................   38
Statements of Shareholders' Equity for the Years Ended December 31, 1997,
 1996 and 1995...........................................................   39
Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and
 1995....................................................................   40
Notes to Financial Statements............................................   41

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Homestead Village Incorporated:

  We have audited the accompanying balance sheet of Homestead Village Incorporated, a Maryland corporation, as of December 31, 1997, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Village Incorporated as of December 31, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Atlanta, Georgia
January 30, 1998

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Homestead Village Incorporated

  We have audited the accompanying balance sheet of Homestead Village Incorporated as of December 31, 1996, and the related statements of operations, shareholders' equity and cash flows for the year ended December 31, 1996. The financial statements are the responsibility of Homestead Village Incorporated's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

                                          Ernst & Young LLP

Dallas, Texas
February 24, 1997

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Homestead Village Incorporated

  We have audited the accompanying combined statements of operations, owners' equity, and cash flows for the year ended December 31, 1995 of PTR-Homestead Village Group (the predecessor to Homestead Village Incorporated). These combined financial statements are the responsibility of PTR-Homestead Village Group's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

  In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cashflows of PTR-Homestead Village Group (the predecessor to Homestead Village
Incorporated) for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Chicago, Illinois
May 1, 1996

                         HOMESTEAD VILLAGE INCORPORATED

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                          ASSETS                              1997      1996
                          ------                            --------  --------
Current assets:
  Cash and cash equivalents (including restricted cash of
   $657 in 1997)........................................... $  2,974  $  7,415
  Accounts receivable, net of allowance of $81 in 1997 and
   $37 in 1996.............................................    1,970       809
  Other current assets.....................................      732       736
                                                            --------  --------
    Total current assets...................................    5,676     8,960
                                                            --------  --------
Property and equipment.....................................  733,321   263,325
Less accumulated depreciation..............................   17,824     7,717
                                                            --------  --------
Net investment in property and equipment...................  715,497   255,608
                                                            --------  --------
Deposits and pursuit costs, including $7,697 of funds with
 title companies for property acquisitions in 1997 and
 $3,025 in 1996............................................   12,901     5,536
Deferred loan costs, net of accumulated amortization of
 $43,297 in 1997 and $141 in 1996..........................      632    29,075
Trademark and intangibles, net of accumulated amortization
 of $1,768 in 1997 and $184 in 1996 .......................   44,447    21,807
Other assets...............................................    4,796     1,982
                                                            --------  --------
    Total assets........................................... $783,949  $322,968
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------
Current Liabilities:
  Lines of credit.......................................... $ 96,808  $    --
  Development costs payable, including retainage of $21,966
   in 1997 and $2,143 in 1996..............................   34,079    11,328
  Accounts payable.........................................       26       412
  Due to affiliate.........................................      133       216
  Accrued interest payable to affiliates...................    2,540       853
  Accrued real estate taxes................................    2,900     2,066
  Other accrued expenses...................................    8,856     2,781
                                                            --------  --------
    Total current liabilities..............................  145,342    17,656
Convertible mortgage notes payable to affiliates...........  301,606   101,309
Other long term liabilities................................    8,070       --
                                                            --------  --------
    Total liabilities......................................  455,018   118,965
Commitments and contingencies
Shareholders' equity:
  Common stock, $.01 par value, 250,000,000 shares
   authorized, 27,804,906 shares issued and outstanding in
   1997 and 19,689,130 shares issued and outstanding in
   1996....................................................      278       197
  Additional paid-in capital...............................  318,667   224,352
  Retained earnings........................................   13,098     7,327
  Less shares in escrow....................................   (2,253)  (26,477)
  Less deferred compensation...............................     (859)   (1,396)
                                                            --------  --------
    Total shareholders' equity.............................  328,931   204,003
                                                            --------  --------
    Total liabilities and shareholders' equity............. $783,949  $322,968
                                                            ========  ========

    The accompanying notes are an integral part of the financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
Revenues:
  Room revenue....................................... $58,397  $33,071  $18,337
  Other revenue......................................   1,469      492      366
                                                      -------  -------  -------
    Total............................................  59,866   33,563   18,703
                                                      -------  -------  -------
Operating expenses:
  Property operating expenses........................  25,089   16,166    9,229
  Corporate operating expenses.......................  15,238    4,112    1,322
  Depreciation and amortization......................  12,130    4,443    2,343
                                                      -------  -------  -------
    Total operating expenses.........................  52,457   24,721   12,894
                                                      -------  -------  -------
Operating income.....................................   7,409    8,842    5,809
Interest income......................................     552      211      --
Interest expense, net of capitalized interest........  (2,190)  (5,971)  (2,958)
                                                      -------  -------  -------
Earnings before income taxes.........................   5,771    3,082    2,851
Provision for income taxes...........................     --       --       --
                                                      -------  -------  -------
Net earnings......................................... $ 5,771  $ 3,082  $ 2,851
                                                      =======  =======  =======
Weighted average shares outstanding..................  23,578
                                                      =======
Basic earnings per share............................. $  0.24
                                                      =======
Diluted weighted average shares outstanding..........  43,502
                                                      =======
Diluted earnings per share........................... $  0.18
                                                      =======
Pro forma earnings per share (Note 1):
  Pro forma weighted average shares outstanding......           11,392
                                                               =======
  Pro forma earnings per common share................          $  0.27
                                                               =======


    The accompanying notes are an integral part of the financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                            COMMON STOCK    ADDITIONAL
                          ----------------- PAID-IN AND           SHARES
                          NUMBER OF    PAR  CONTRIBUTED RETAINED    IN       DEFERRED    TOTAL
                            SHARES    VALUE   CAPITAL   EARNINGS  ESCROW   COMPENSATION  EQUITY
                          ----------  ----- ----------- -------- --------  ------------ --------
Balances at December 31,
 1994...................         --   $--    $ 10,674   $ 1,394  $    --     $   --     $ 12,068
 Contributed capital....         --    --       8,052       --        --         --        8,052
 Net earnings...........         --    --         --      2,851       --         --        2,851
                          ----------  ----   --------   -------  --------    -------    --------
Balances at December 31,
 1995...................         --    --      18,726     4,245       --         --       22,971
 Capital distribution,
  net...................         --    --      (1,201)      --        --         --       (1,201)
 Sale of common stock...       1,000   --           1       --        --         --            1
 Sale of restricted
  common stock to
  officers, less notes
  receivable from
  officers..............     185,170     2      1,350       --        --         --        1,352
 Deferred compensation
  for issuance of
  options and sale of
  restricted stock......         --    --       1,511       --        --      (1,511)        --
 Amortization of
  deferred
  compensation..........         --    --         --        --        --         115         115
 Common shares issued
  for mergers, net of
  expenses..............  17,748,735   177    101,468       --    (26,477)       --       75,168
 Conversion of mortgage
  notes and interest
  payable...............         --    --      16,917       --        --         --       16,917
 Conversion of other
  debt to affiliate.....         --    --      35,660       --        --         --       35,660
 Issuance of warrants...         --    --      23,100       --        --         --       23,100
 Equity associated with
  assumption and
  issuance of
  convertible mortgage
  notes.................         --    --       7,934       --        --         --        7,934
 Issuance of common
  stock for exercise of
  warrants..............   1,754,225    18     17,524       --        --         --       17,542
 Recognition of deferred
  tax asset.............         --    --       1,362       --        --         --        1,362
 Net earnings...........         --    --         --      3,082       --         --        3,082
                          ----------  ----   --------   -------  --------    -------    --------
Balances at December 31,
 1996...................  19,689,130   197    224,352     7,327   (26,477)    (1,396)    204,003
 Repurchase of
  restricted common
  stock.................     (12,600)  --        (126)      --        --         --         (126)
 Amortization of
  deferred
  compensation..........         --    --         --        --        --         459         459
 Deferred compensation
  adjustment for
  forfeitures...........         --    --         (78)      --        --          78         --
 Release of shares from
  escrow................         --    --         --        --     24,224        --       24,224
 Other issuance of
  common stock..........         750   --          14       --        --         --           14
 Issuance of common
  stock for exercise of
  warrants..............   8,127,626    81     81,195       --        --         --       81,276
 Financing costs for
  issuance of
  convertible mortgage
  notes.................         --    --      13,310       --        --         --       13,310
 Net earnings...........         --    --         --      5,771       --         --        5,771
                          ----------  ----   --------   -------  --------    -------    --------
Balances at December 31,
 1997...................  27,804,906  $278   $318,667   $13,098  $ (2,253)   $  (859)   $328,931
                          ==========  ====   ========   =======  ========    =======    ========

    The accompanying notes are an integral part of the financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
Operating activities:
 Net earnings..................................... $  5,771  $  3,082  $ 2,851
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization..................   12,130     4,443    2,343
   Deferred compensation..........................      459       115      --
   Amortization of prepaid rent...................      250        50      --
   Amortization of deferred loan costs............      632     1,720      --
 Change in assets and liabilities, excluding the
  effects of mergers accounted for by the
  purchase
  method in 1996:
   Increase in accounts receivable................   (1,160)     (357)    (325)
   Increase in other current assets...............     (246)     (104)    (208)
   (Decrease) increase in accounts payable........     (386)     (167)     229
   Increase in accrued real estate taxes..........      835     1,010      784
   Increase in accrued interest on convertible
    mortgage notes................................    1,687       853      --
   Increase in other accrued expenses.............    6,087     1,379      345
   (Decrease) increase in due to affiliate........      (83)      216      --
   Other..........................................      --         21      --
                                                   --------  --------  -------
     Net cash provided by operating activities....   25,976    12,261    6,019
                                                   --------  --------  -------
Investing activities:
   Investment in properties, excluding development
    costs payable................................. (388,103) (113,461) (47,421)
   Increase in deposits and pursuit costs.........   (7,366)     (791)    (832)
   Capital distribution, net......................      --     (1,201)     137
   Increase in other assets.......................   (3,252)      --       --
                                                   --------  --------  -------
     Net cash used in investing activities........ (398,721) (115,453) (48,116)
                                                   --------  --------  -------
Financing activities:
   Exercise of warrants for common stock..........   81,276    17,524      --
   Proceeds from lines of credit..................   96,808       --       --
   Deferred loan costs for line of credit.........   (1,404)      --       --
   Repurchase of restricted common stock..........     (126)      --       --
   Proceeds from convertible mortgage notes
    payable.......................................  191,750    25,242      --
   Proceeds from note payable to affiliate........      --      6,118      --
   Payment of notes payable to affiliate..........      --     (6,492)     --
   Proceeds from merger...........................      --     16,564      --
   Sale of common stock...........................      --      1,353      --
   Proceeds from other debt to affiliate..........      --     48,402   43,065
                                                   --------  --------  -------
     Net cash provided by financing activities....  368,304   108,711   43,065
                                                   --------  --------  -------
Net (decrease) increase in cash and cash
 equivalents......................................   (4,441)    5,519      968
Cash and cash equivalents, beginning of year......    7,415     1,896      928
                                                   --------  --------  -------
Cash and cash equivalents, end of year............ $  2,974  $  7,415  $ 1,896
                                                   ========  ========  =======
Noncash investing and financing transactions:
   Loan costs resulting from issuance of warrants
    and convertible mortgage debt................. $ 13,310  $ 30,734  $   --
                                                   ========  ========  =======
   Increase in property and equipment, and
    development cost payable...................... $ 22,752  $  4,347  $   --
                                                   ========  ========  =======
   Increase in property and equipment, and other
    long term liabilities......................... $  8,070  $    --   $   --
                                                   ========  ========  =======
   Increase in trademark and intangibles arising
    from release of shares in escrow.............. $ 24,224  $    --   $   --
                                                   ========  ========  =======
   Increase in property and equipment from
    capitalization of loan costs.................. $ 51,703  $  1,850  $   --
                                                   ========  ========  =======
   Increase in net assets acquired by issuance of
    common stock in merger........................ $    --   $ 58,920  $   --
                                                   ========  ========  =======
   Conversion of other debt to affiliate to
    equity........................................ $    --   $ 35,660  $ 8,052
                                                   ========  ========  =======
   Conversion of other debt to affiliate to
    convertible mortgage notes payable............ $    --   $ 92,789  $   --
                                                   ========  ========  =======
   Conversion of convertible mortgage debt to
    equity........................................ $    --   $ 16,917  $   --
                                                   ========  ========  =======
   Deferred tax assets arising through equity..... $    --   $  1,362  $   --
                                                   ========  ========  =======

    The accompanying notes are an integral part of the financial statements.

                        HOMESTEAD VILLAGE INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business and Organization

  Homestead Village Incorporated, a Maryland corporation formed January 26, 1996 ("Homestead"), develops, owns, and operates moderately priced, extended-stay lodging properties throughout the United States. Homestead's extended-stay lodging rooms are designed to appeal to the corporate business traveler. Homestead has developed a proprietary operating system aimed at ensuring its customers a consistent, high-quality, uniform lodging experience. Homestead's development program targets infill locations proximate to major business centers and convenient to services desired by its customers. Homestead is building a national brand recognized and valued by its major corporate customers by concentrating on delivering high-quality service and product in desirable locations. As of December 31, 1997, Homestead had completed development of 71 properties in 25 cities representing a total of 9,675 rooms and had an additional 50 properties under construction totaling 6,622 rooms within 19 of these cities as well as 12 additional cities.

  Homestead is 65.0% owned by Security Capital Group Incorporated ("Security Capital") as of December 31, 1997. Homestead has received significant financing from Security Capital through Security Capital's exercise of Homestead warrants since the date of the mergers described below. Additionally, Security Capital Pacific Trust ("PTR") and Security Capital Atlantic Incorporated ("ATLANTIC") are 33.1% owned and 49.9% owned subsidiaries of Security Capital which have provided significant financing to Homestead through convertible mortgage notes payable since the date of the mergers. Security Capital also provides certain services to Homestead under an agreement for administrative services as described in Note 6.

 1996 Mergers

  On October 17, 1996 Homestead acquired, through a series of merger transactions, the Homestead Village trademark and operating system from Security Capital and extended-stay lodging assets operating or to be operated under the Homestead Village trademark from PTR and ATLANTIC (the "Mergers"). The acquisition of the trademark, operating system and properties was through the merger of various wholly-owned subsidiaries of Security Capital, PTR and ATLANTIC in exchange for common stock of Homestead.

  Homestead acquired the net assets of PTR's Homestead Village Group subsidiaries (the "PTR Subsidiaries") consisting of 54 properties (or the rights to acquire such properties). The merger of the PTR Subsidiaries was accounted for as a combination of entities under common control in a manner similar to a "pooling of interests". Accordingly, the historical results of operations for the PTR Subsidiaries were combined with Homestead for all of 1996 and prior years, with historical financial position and results of operations prior to 1996 consisting solely of that of the PTR Subsidiaries. Homestead's activities from its formation in January 1996 until the closing date of the Mergers were not significant.

  The acquisition of the ATLANTIC subsidiaries, consisting of 26 properties (or the rights to acquire such properties), was accounted for as a purchase and, accordingly, the results of the ATLANTIC subsidiaries have been included in Homestead's results only for periods subsequent to October 17, 1996.

  The acquisition of the Security Capital subsidiaries was accounted for as a purchase and, accordingly, the results of the Security Capital subsidiaries have been included in Homestead's results only for periods subsequent to October 17, 1996. Security Capital provided the trademark, development and property management expertise as well as operating systems necessary to develop, own and operate the properties.

                        HOMESTEAD VILLAGE INCORPORATED

  PTR and ATLANTIC agreed to provide mortgage funding commitments (see Note 3) and Security Capital provided interim financing to Homestead prior to the Mergers and the lease of office space for one year subsequent to the Mergers, all in exchange for warrants to purchase Homestead common stock (see Note 4).

  The following reflects unaudited pro forma results of operations of Homestead assuming the acquisitions of the ATLANTIC and Security Capital subsidiaries had occurred as of the beginning of 1995, after giving effect to certain adjustments, including development overhead costs, additional costs of operating as a public company (such as additional salaries and benefits, legal, accounting and other professional fees) trademark, amortization, interest expense and amortization of deferred financing costs are as follows (in thousands):

                                                                1996     1995
                                                               -------  -------
      Total revenues.......................................... $33,987  $18,721
                                                               =======  =======
      Net earnings (loss)..................................... $  (472) $(3,064)
                                                               =======  =======

  The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations would have been had the 1996 acquisitions occurred on January 1, 1995, nor do they purport to present the results of operations of future periods.

 Principles of Financial Presentation

  The accompanying financial statements include the accounts of Homestead and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made in the 1996 and 1995 financial statements to conform to the 1997 presentation.

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

  Depreciation is computed by the straight-line method principally over the estimated following useful lives:

      Buildings and improvements.................................... 20-40 years
      Furniture, fixtures and equipment.............................  3-10 years

  Pre-opening costs incurred related to the opening of new properties are capitalized and amortized over two years.

                        HOMESTEAD VILLAGE INCORPORATED

 Trademarks and Intangibles

  In the Mergers, Homestead acquired the Homestead Village trademark and certain operating systems for the development, ownership and operation of Homestead Village properties from Security Capital. These intangible assets were valued at $48.5 million. Homestead's issuance of shares for the acquisition of the Security Capital subsidiaries in the Mergers were issued in part directly to Security Capital and in part to an escrow agent in proportion to the actual funding commitments fulfilled by PTR and ATLANTIC. The amount initially recorded as an asset by Homestead of $22 million represented the pro rata portion of the actual funding provided by PTR and ATLANTIC to the total expected funding to be provided under their funding commitment agreements at the date of the Mergers. As shares are released from escrow, additional intangible assets have been and will be recorded. Homestead is amortizing the intangible assets on the straight-line basis over a period of 20 years.

 Deferred Costs

  Homestead incurred certain costs in obtaining its lines of credit. The deferred financing costs incurred related to the lines of credit have been deferred and are being amortized over the term of the respective lines of credit.

 Interest

  The following summarizes Homestead's interest expense (in thousands):

                                                        YEAR ENDED DECEMBER
                                                                31,
                                                       ------------------------
                                                        1997     1996     1995
                                                       -------  -------  ------
      Interest cost................................... $71,937  $10,336  $5,101
      Capitalized interest............................ (69,747)  (4,365) (2,143)
                                                       -------  -------  ------
        Net interest expense.......................... $ 2,190  $ 5,971  $2,958
                                                       =======  =======  ======

  During 1997, 1996 and 1995, the total interest paid in cash was $18,134,000, $5,721,000 and $5,100,000, respectively.

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

 Per Share Data

  Homestead on December 31, 1997 adopted Financial Accounting Standards Board Statement No. 128, Earnings per Share ("SFAS 128"), which supersedes APB Opinion No. 15. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share and replaces fully diluted earnings per share with a presentation of diluted earnings per share. Basic earnings per share is calculated by dividing net earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share is calculated by dividing adjusted earnings available to common shareholders, assuming dilution, by adjusted weighted average common shares outstanding. Adjusted earnings available for common shareholders

                        HOMESTEAD VILLAGE INCORPORATED
adds back all net interest expense from the convertible mortgage notes. Adjusted weighted average shares outstanding includes the dilutive effect of options and warrants using the treasury stock method and the dilutive effect of the convertible mortgage notes.

  Net earnings and net earnings available to common shareholders do not differ. Diluted earnings per share is calculated under SFAS 128 as follows (in thousands, except per share amounts):

      Net earnings...................................................... $5,771
      Convertible mortgage interest, net of amounts capitalized.........  1,922
                                                                         ------
        Adjusted net earnings........................................... $7,693
                                                                         ======
      Weighted average shares outstanding............................... 23,578
      Incremental options and warrants..................................  2,000
      Conversion of convertible mortgage notes.......................... 17,924
                                                                         ------
        Adjusted weighted average shares outstanding.................... 43,502
                                                                         ======
      Basic earnings per share.......................................... $ 0.24
                                                                         ======
      Diluted earnings per share........................................ $ 0.18
                                                                         ======

  In January, 1998 Homestead completed its Rights Offering, which resulted in issuance of an additional 10,426,840 shares (Note 4).

  Historical earnings per share data is not presented for the years ended December 31, 1996 and 1995. Prior to the Mergers on October 17, 1996 the operating assets of Homestead were owned by subsidiaries of PTR and ATLANTIC and were managed under contract by subsidiaries of Security Capital. The outstanding shares and equity interests of these entities differed substantially from the common shares, warrants and convertible mortgages outstanding after the mergers. Therefore, management does not believe historical earnings per share is meaningful. Pro forma earnings per share for the year ended December 31, 1996 has been calculated by dividing net earnings by pro forma weighted average shares outstanding assuming shares issued to PTR were outstanding since the beginning of the year and shares issued to Security Capital and ATLANTIC were outstanding since the merger date. Such pro forma earnings per share were also restated for the adoption of SFAS 128. The effect on previously reported pro forma earnings per share was an increase of $0.04.

NOTE 2--PROPERTY AND EQUIPMENT

  Property and equipment consist of the following (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
      Completed properties:
        Land................................................. $100,118 $ 22,999
        Buildings and improvements...........................  329,045   92,964
        Furniture, fixtures and equipment....................   49,773   19,376
                                                              -------- --------
      Properties under construction..........................  213,283  108,692
      Properties in planning and owned.......................   32,984   12,256
      Land held for future development.......................    1,463    1,448
      Land held for sale.....................................    6,655    5,590
                                                              -------- --------
          Total.............................................. $733,321 $263,325
                                                              ======== ========

                        HOMESTEAD VILLAGE INCORPORATED

  Statement of Financial Accounting Standards No. 121, Accounting For The Impairment of Long-Lived Assets And For Long-Lived Assets To Be Disposed Of ("SFAS 121"), requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever the carrying amount of an asset may not be recoverable. SFAS 121 also requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Homestead reviews its long-lived assets for impairment on a quarterly basis. Based on the provisions of SFAS 121, Homestead determined that no impairment provision of the carrying cost of its properties or other long-lived assets is necessary at December 31, 1997.

NOTE 3--DEBT

 Lines of Credit

  On May 6, 1997 Homestead entered into a secured revolving line of credit facility with Commerzbank AG ("CAG") which provided borrowings of up to $50 million, subject to collateral requirements, with borrowings bearing interest at the Eurodollar rate plus 2.5% per annum, and an unfunded commitment fee of 0.325%. On August 25, 1997 the facility was amended to provide for borrowings of up to $100 million, subject to collateral requirements, and to lower the interest rate to the Eurodollar rate plus 1.9% per annum. Additionally, the unfunded commitment fee was amended to 0.25% if the average unfunded balance is greater than $50 million or 0.325% if the average unfunded balance is $50 million or less.

  The revolving line of credit matures May 5, 1998 and may be extended with the approval of the lenders. At December 31, 1997 borrowings under the revolving line totaled $46,808,000 at a weighted average stated interest rate of 7.87%. Outstanding borrowings and all accrued interest were repaid in January 1998 upon the funding of the proceeds of the subscription Rights Offering (Note 4). The line requires maintenance of certain financial covenants, specifically, aggregate indebtedness of no more than 65% of gross asset value, as defined, or indebtedness secured by a lien of no more than 60% of gross asset value, as defined. Homestead must also maintain a minimum debt service coverage ratio of earnings before interest, income taxes, depreciation, amortization and gains or losses on sales of assets to debt service, as defined, of no less than 1.3 to 1 and not allow stockholders equity to be less than $204 million. The covenants also restrict payment of dividends without lender approval. Homestead was in compliance with all such covenants as of December 31, 1997.

  On November 25, 1997, Homestead obtained a $50 million interim credit agreement with CAG which provided for borrowings, at Homestead's option, at either the Eurodollar rate plus 2.625% or at base rate (the higher of 1/2 of 1% in excess of the federal funds rate or the prime rate) plus 1%. Borrowings and all accrued interest under this agreement were repaid in January 1998 upon the funding of the proceeds of the Rights Offering. Upon repayment of the interim borrowings no further commitment was available under this agreement. At December 31, 1997 borrowings under the interim credit agreement totaled $50,000,000 at a weighted average stated interest rate of 8.54%. During the term of this interim credit agreement, borrowings under Homestead's $100 million secured revolving line of credit were limited to $50 million.

 Convertible Mortgage Notes Payable

  In connection with the Mergers, Homestead obtained funding commitment agreements from PTR and ATLANTIC which provide for aggregate fundings of $198.8 million and $111.1 million, respectively. Under these agreements, Homestead may call for funding from PTR and ATLANTIC for the development of the projects acquired from PTR and ATLANTIC in the Mergers. Assuming full funding of the commitments, PTR and ATLANTIC will receive convertible mortgage notes in stated principal amounts of $221.3 million and $98.0 million, respectively. The discount, in the case of the notes payable to PTR, and the premium, in the case of the notes payable to ATLANTIC, have been amortized as an increase and a reduction, respectively, to interest expense. The notes are collateralized by the Homestead properties acquired in the mergers ($324.9 million of

                        HOMESTEAD VILLAGE INCORPORATED
properties at historical cost mortgaged to PTR and $193.2 million of properties at historical cost mortgaged to ATLANTIC at December 31, 1997), accrue interest at 9.0% on the principal amount, and require interest only payments every six months on May 28 and November 28. The notes are due October 31, 2006, and are callable on or after May 28, 2001.

  The mortgage notes are convertible, at the option of PTR and ATLANTIC, into shares of Homestead common stock at a conversion price equal to one share of common stock for every $11.50 of principal amount outstanding. The value of the conversion feature, representing the difference between the conversion price per share and the value per share of Homestead stock established in the Mergers, has been amortized as an increase to interest expense.

  Homestead issued warrants to PTR and ATLANTIC in exchange for entering into the funding commitment agreements. The costs associated with the issuance of the warrants have been amortized to interest expense.

  At December 31, 1996 Homestead owed convertible mortgage notes to PTR of $112,639,000 (carrying amount of $101,309,000 net of unamortized discount). Homestead had not requested fundings under the commitment agreement with ATLANTIC and, accordingly, had no outstanding balance on the convertible mortgage notes with ATLANTIC at December 31, 1996. At December 31, 1997 Homestead owed convertible mortgage notes to PTR of $208,093,000 and to ATLANTIC of $93,513,000. Deferred financing costs and the premium and discount on the respective fundings have been fully amortized as of December 31, 1997. At December 31, 1997 Homestead had a remaining funding commitment of $11,895,000 from PTR and $5,119,000 from ATLANTIC.

 Other Debt to Affiliate

  Prior to the closing date of the Mergers, the balance sheets reflect debt of the PTR Subsidiaries assumed to have been borrowed from PTR to fund the acquisition and development of the Homestead Village properties. Acquisition and development costs were assumed to have been financed through borrowing from PTR up through the completion date of each respective property. Upon completion of a property, 30% of the debt associated with the property was assumed to have been converted to contributed capital. This assumption was made to reflect the ultimate leverage ratio expected to exist within Homestead after the funding commitment is fulfilled. Borrowings were assumed to bear interest at the weighted average rate of PTR's line of credit and unsecured long term debt which had rates ranging from 8.0% to 9.25% for the period from January 1, 1995 through October 17, 1996.

NOTE 4--SHAREHOLDERS' EQUITY

 Rights Offering

  On January 15, 1998, Homestead completed a Rights Offering consisting of 10,426,840 common shares at $15 per share resulting in gross proceeds of $156,402,600. The Rights Offering was part of Homestead's present $300,000,000 common stock shelf registration. After costs of the offering, which include a fee of 1% of gross proceeds to Security Capital Markets Group Incorporated, a wholly-owned subsidiary of Security Capital, net proceeds to Homestead are estimated to be approximately $154.5 million.

  Security Capital, Homestead's majority shareholder (65.0% ownership at December 31, 1997), purchased 8,429,225 shares in the Rights Offering (80.8% of the offered shares) at the same price paid by the public. Upon completion of the Rights Offering Security Capital owned 69.3% of Homestead's outstanding common shares.

 Stock Based Compensation Plans

  In 1996, Homestead established two stock option plans, the 1996 Long-Term Incentive Plan (the "Incentive Plan") and the 1996 Outside Directors Plans (the "Outside Directors Plan"). Homestead elected to account for

                        HOMESTEAD VILLAGE INCORPORATED
these plans under Accounting Principle Board Opinion No. 25 Accounting for Stock Issued to Employees, under which compensation costs are recognized as equal to the difference between the fair value of the Homestead stock at the date of grant or sale and the exercise or sale price. Total stock-based compensation expense related to these plans for 1997 and 1996 is $158,000 and $115,000, respectively, which is included in corporate operating expenses in the accompanying statements of operations.

  Had compensation cost for the grants of stock options been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in 1996, Homestead's net earnings of $3,082,000 for the year ended December 31, 1996 would have been reduced to $3,014,000 and pro forma earnings per share to $0.26. The pro forma effect of SFAS 123 for 1997 is summarized as follows (in thousands, except per share amounts):

      Net earnings.......................................... As reported $5,771
                                                               Pro forma $5,392
      Basic earnings per share.............................. As reported $ 0.24
                                                               Pro forma $ 0.23
      Diluted earnings per share............................ As reported $ 0.18
                                                               Pro forma $ 0.17

  Homestead may grant options for up to 4,000,000 shares of stock to its full time employees under the Incentive Plan and up to 100,000 shares of stock under the Outside Directors Plan. At December 31, 1997, 1,288,439 and 90,000 shares, respectively, were available for future grant under the Incentive Plan and Outside Directors Plan. The Incentive Plan options vest over five years and the Outside Directors Plan options vest upon grant. A summary of the status of Homestead's two fixed stock option plans as of December 31, 1996 and 1997 and changes during those years is presented below:

                                                1997                1996
                                         -------------------- ----------------
                                                    WEIGHTED-         WEIGHED
                                                     AVERAGE          AVERAGE
                                                    EXERCISE          EXERCISE
INCENTIVE PLAN & OUTSIDE DIRECTORS PLAN   SHARES      PRICE   SHARES   PRICE
---------------------------------------  ---------  --------- ------- --------
Outstanding at beginning of year........   584,000   $11.18       --   $  --
Granted................................. 2,180,061   $16.42   584,000  $11.18
Exercised...............................       --    $  --        --   $  --
Forfeited ..............................   (42,500)  $10.71       --      --
                                         ---------            -------
Outstanding at end of year.............. 2,721,561   $15.39   584,000  $11.18
                                         =========            =======
Exercisable at end of year .............    10,000   $14.35     4,000  $10.00
                                         =========            =======
Weighted average fair value of options
 granted................................             $ 6.12            $ 6.58

  The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                               OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                         -------------------------------- ------------------------
                                     WEIGHTED--
                                       AVERAGE   WEIGHTED             WEIGHTED
 RANGE OF                  OPTION     REMAINING  AVERAGE    OPTION    AVERAGE
 EXERCISE                  SHARES    CONTRACTUAL EXERCISE   SHARES    EXERCISE
  PRICES                 OUTSTANDING    LIFE      PRICE   EXERCISABLE  PRICE
 --------                ----------- ----------- -------- ----------- --------
$10.00 to $16.00........    541,500      8.8      $11.22     4,000     $10.00
$16.00 to $16.19........  1,435,190      9.9      $16.19       --         --
$16.25 to $17.75........    679,871      9.5      $16.75     6,000     $17.25
$18.19..................     65,000      9.7      $18.19       --         --
                          ---------                         ------
$10.00 to $18.19........  2,721,561      9.6      $15.39    10,000     $14.35
                          =========                         ======

                        HOMESTEAD VILLAGE INCORPORATED

  The fair value of each option grant on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996, respectively: risk-free interest rates of 5.76 and 6.23%; no expected dividend yields; expected lives of 5.0 and 5.5 years; expected volatility of 30% and 37%.

 Warrants

  Homestead issued a total of 10,000,000 warrants on the merger date which entitled the holders to buy one share of Homestead common stock at the exercise price of $10 per share. Warrants were issued to PTR and ATLANTIC in exchange for entering into the funding commitment agreements (See Note 3). Security Capital received 817,694 Homestead warrants in exchange for providing financing to Homestead during the time between the execution of the merger agreement and the closing date and for the use of office facilities for one year.

  The fair value of the warrants exceeded the exercise price at the date of issuance. The difference between the fair value of the Homestead stock at the date of issuance and the warrant exercise price of $10 for the warrants issued to PTR and ATLANTIC has been recorded as an interest cost. The value attributable to the interim financing provided by Security Capital to Homestead of $1,589,000 has been charged to interest expense in 1996. The value of the use of office facilities for one year was determined by management to be $300,000 and was charged to corporate operating expense over a period of one year ended October 1997.

  After the initial issuance of warrants to PTR, ATLANTIC and Security Capital, both PTR and ATLANTIC distributed the warrants to their shareholders which resulted in Security Capital holding a total of 4,730,022 warrants after the distribution. Homestead had the right under the investor agreement entered into with Security Capital at the merger closing to request Security Capital to exercise its warrants in minimum increments of $5,000,000. Security Capital also acquired additional warrants in open market purchases. Upon expiration of the warrants on October 29, 1997 Security Capital had exercised 8,121,628 warrants resulting in total proceeds of $81,216,000. Third party holders exercised 1,760,273 warrants resulting in total proceeds of $17,603,000 through October 29, 1997. A total of 118,099 warrants expired unexercised.

 Rights Agreement

  On May 16, 1996, the Homestead Board of Directors declared and paid a dividend of one purchase right as defined per the Rights Agreement for each share of Homestead common stock outstanding to the holders of Homestead common stock of record on that date. The shares of Homestead common stock issued after May 16, 1996 and before the expiration of the purchase rights (May 16, 2006), will also be entitled to one purchase right for each share issued. Each purchase right entitles the holder to purchase one-hundredth of a participating preferred share of Homestead at $50, subject to adjustment as defined in the agreement. The Board of Directors of Homestead through Homestead's Restated Charter is authorized to issue one or more series and to determine the number of preferred shares of each series and the rights of each series. The purchase rights will be exercisable only after a person or group of affiliated persons (other than Security Capital, PTR or ATLANTIC) acquires 20% or more of the outstanding shares of common stock or offers to acquire 25% or more.

NOTE 5--INCOME TAXES

  At December 31, 1997, Homestead had, for federal income tax reporting purposes, net operating loss carryforwards of $20,100,000, which expire $4,200,000 in the year 2011 and $15,900,000 in the year 2012.

                        HOMESTEAD VILLAGE INCORPORATED

  Significant components of Homestead's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                1997     1996
                                                              --------  -------
      Deferred tax assets:
        Deferred financing costs............................. $ 12,708  $ 3,546
        Mortgages and other liabilities......................    2,886      --
        Net operating loss...................................    6,819    1,112
                                                              --------  -------
                                                                22,413    4,658
      Deferred tax liabilities:
        Depreciable assets...................................   (6,877)  (1,657)
                                                              --------  -------
      Valuation allowance....................................  (15,536)  (3,001)
                                                              --------  -------
      Net noncurrent deferred tax asset...................... $    --   $   --
                                                              ========  =======

  Deferred tax assets related primarily to: (1) the difference in the carrying amount of deferred financing costs recognized at formation and in connection with subsequent fundings of convertible mortgage notes payable for financial reporting purposes and the amount recognized for tax purposes; (2) the difference in the carrying amount of the convertible mortgage notes and other liabilities for financial reporting purposes and the amount recognized for tax purposes; and (3) tax net operating loss. Deferred tax liabilities relate primarily to the difference in the carrying amount and the methods of depreciation of certain depreciable assets for financial reporting purposes and the amount recognized for tax purposes. A valuation allowance has been recognized to offset the net deferred tax assets, due to the uncertainty of the ultimate realization of those deferred tax assets in future years. Additional paid-in capital has been credited for deferred tax assets arising from equity transactions.

  Prior to the Mergers on October 17, 1996, the PTR Subsidiaries were qualified subsidiaries of PTR, a real estate investment trust, and accordingly, were not subject to income tax. Additionally, prior to the Mergers, Homestead was a wholly-owned subsidiary of Security Capital. For income tax reporting purposes, the net income or loss of the PTR Subsidiaries and Homestead for the period January 1, 1996 through October 16, 1996 will be included in a consolidated tax return for PTR and Security Capital, respectively.

 The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate to net income before income taxes are (in thousands):

                                                               1997     1996
                                                              -------  -------
Statutory rate applied to income before income taxes......... $ 1,962  $ 1,048
Effect of PTR income included in other tax returns...........     --    (1,441)
Effect of Homestead losses included in other tax returns.....     --        36
Effect of permanent differences..............................     616      107
                                                              -------  -------
                                                                2,578     (250)
Provision for valuation allowance............................  (2,578)     250
                                                              -------  -------
Income tax expense........................................... $   --   $   --
                                                              =======  =======

NOTE 6--RELATED PARTY TRANSACTIONS

 Administrative Services Agreement

  Prior to the Mergers, Security Capital provided certain administrative services to Homestead through the PTR REIT Manager (defined below) and the PTR Property Manager (defined below) for the Homestead Village

                        HOMESTEAD VILLAGE INCORPORATED
properties owned and developed by the PTR Subsidiaries. Certain employees of the PTR REIT Manager who performed various services for the PTR Subsidiaries and who participated in various benefit plans maintained by Security Capital have become employees of Homestead and perform similar services for Homestead.

  At the consummation of the Mergers, Homestead and Security Capital entered into an administrative services agreement (the "Administrative Services Agreement"), pursuant to which Security Capital has agreed to provide Homestead with administrative services with respect to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable administration, internal audit, cash management, human resources, management information systems, tax and legal administration, research, shareholder communications and investor relations. The fees payable to Security Capital are based on identifiable costs incurred by Security Capital on behalf of Homestead plus 20% to cover overhead. Any arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. Total administrative services fees for 1997 and 1996 were $2,320,000 and $375,000, respectively. The Administrative Services Agreement, which expires December 31, 1998, automatically renews each year for a one-year term, subject to approval by a majority of the independent members of the Homestead Board.

  Homestead believes its relationship with Security Capital under this agreement provides it with certain advantages, including access to greater quality and depth of management personnel and resources, highly focused research, information systems, insurance, cash management and legal support provided at substantial economics of scale, than it could provide internally.

 REIT and Property Management Agreements

  Prior to the Mergers, in 1996 and 1995 the PTR Subsidiaries acquired, developed and operated the Homestead Village properties through management contracts with Security Capital Pacific Incorporated (the "PTR REIT Manager") and SCG Realty Services Incorporated (the "PTR Property Manager").

  The PTR REIT Manager provided both strategic and day-to-day management services to the PTR subsidiaries including research, asset management, capital market services and legal and accounting services. In exchange, the REIT management contract required the PTR subsidiaries to pay a stipulated REIT management fee of 16% of cash flow as defined. Such fees included in corporate operating expenses were $1,412,000 and $989,000 for the years ended December 31, 1996 and 1995, respectively. Additionally, the PTR Subsidiaries reimbursed the PTR REIT Manager for travel and out-of-pocket costs incurred.

  The PTR Property Manager provided services to the PTR Subsidiaries which were necessary for the operation of its Homestead Village extended-stay lodging business. The property management agreement provided for fees of between 5% and 7% of gross revenues. Such property management fees included in property operating expenses amounted to $1,737,000 and $1,018,000 for the years ended December 31, 1996 and 1995, respectively.

Interim Financing Agreement

  During the period May 21, 1996 (the date of the Mergers agreement) to October 17, 1996 (the closing date of the Mergers), Security Capital agreed to lend Homestead up to $10 million for working capital and other purposes. The note payable to Security Capital was an unsecured demand note with an interest rate at prime plus .25% per annum. Homestead borrowed up to approximately $6.2 million under this arrangement, including interest advanced under the note, which was repaid from proceeds at the closing date of the Mergers.

                        HOMESTEAD VILLAGE INCORPORATED

NOTE 7--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

  Selected quarterly financial data (in thousands, except per share amounts) for 1997 and 1996 is as follows:

                                         THREE MONTHS ENDED
                              -----------------------------------------
                              MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31  TOTAL
                              -------- ------- ------------ ----------- -------
1997:
  Revenues................... $11,087  $13,956   $16,206      $18,617   $59,866
  Net earnings............... $ 1,523  $ 2,095   $ 1,865      $   288   $ 5,771
  Basic earnings per share... $  0.07  $  0.10   $  0.07      $  0.01   $  0.24
  Diluted earnings per
   share..................... $  0.04  $  0.05   $  0.04      $  0.04   $  0.18
1996:
  Revenues................... $ 6,868  $ 8,475   $ 8,954      $ 9,266   $33,563
  Net earnings (loss)........ $ 1,039  $ 1,436   $ 1,259      $  (652)  $ 3,082
  Pro forma earnings per
   share..................... $  0.11  $  0.15   $  0.13      $ (0.04)  $  0.27

NOTE 8--COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

  Homestead is not a party to any litigation or claims, other than routine matters arising out of the ordinary course of business that are incidental to the development process and operation of the business of Homestead. Homestead does not believe that the results of all claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operations.

 Unfunded Development Commitments

  At December 31, 1997, Homestead had approximately $241.5 million of unfunded commitments for developments under construction.

 Finder's Agreement

  In conjunction with the Mergers, PTR assigned its rights and obligations pursuant to a series of agreements with an unaffiliated person ("Finder") who developed the Homestead Village concept, and has performed certain services. The agreements which expire February 5, 2043, provide for payments to Finder as follows: (i) $535,000 annually with respect to the four properties for which Finder assisted in the location, development and initial operations;
(ii) an annual amount of $7,500 per property (subject to certain conditions as defined in the agreements) for assistance in site location with respect to the first 35 properties constructed (other than the four properties referred to in (i) above); (iii) 20% of the net proceeds as defined per the agreements, upon the sale of the four properties noted in (i) above to an unaffiliated third party; and (iv) 10% of the net proceeds as defined per the agreement, upon the sale of the additional 35 properties to an unaffiliated third party. No such sales have occurred to date. Total payments under this agreement for 1997, 1996 and 1995 were $734,000, $662,000 and $611,000 respectively.

NOTE 9--FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                        HOMESTEAD VILLAGE INCORPORATED

                  NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)


  Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of Homestead's financial instruments, which include cash and cash equivalents, accounts receivable, other assets, development costs payable, accounts payable and accrued expenses approximate fair value as of December 31, 1997 and 1996 because of the short maturity of these instruments.

  As described in Note 3, the convertible mortgage notes are convertible into Homestead common stock on the basis of one share of Homestead common stock for every $11.50 of principal amount outstanding. The fair value of the convertible mortgage notes (assuming conversion), based upon the $15.0625 closing price of Homestead's common stock on the American Stock Exchange at December 31, 1997, was $395,038,000.

NOTE 10--SAVINGS PLAN

  Homestead has a savings plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 18% of their pretax salary, subject to the Internal Revenue Service annual deferral limit ($9,500 in 1997). Beginning in 1997, Homestead matched half of the first 6% of the employee's contribution. The matching contribution is invested in shares of Homestead common stock and vests over a five year period. In 1997 Homestead's matching contribution totalled $223,000.

                               POWER OF ATTORNEY

  KNOW ALL MEN BY THESE PRESENTS, THAT EACH OF HOMESTEAD VILLAGE INCORPORATED, A MARYLAND CORPORATION, AND THE UNDERSIGNED DIRECTORS AND OFFICERS OF HOMESTEAD VILLAGE INCORPORATED, HEREBY CONSTITUTES AND APPOINTS DAVID C. DRESSLER, JR., MICHAEL D. CRYAN, ROBERT C. ALDWORTH, ROBERT E. CLARK, AND JEFFREY A. KLOPF ITS OR HIS TRUE AND LAWFUL ATTORNEYS-IN-FACT AND AGENTS, FOR IT OR HIM AND IN ITS OR HIS NAME, PLACE AND STEAD, IN ANY AND ALL CAPACITIES, WITH FULL POWER TO ACT ALONE, TO SIGN ANY AND ALL AMENDMENTS TO THIS REPORT, AND TO FILE EACH SUCH AMENDMENT TO THIS REPORT, WITH ALL EXHIBITS THERETO, AND ANY AND ALL DOCUMENTS IN CONNECTION THEREWITH, WITH THE SECURITIES AND EXCHANGE COMMISSION, HEREBY GRANTING UNTO SAID ATTORNEYS-IN-FACT AND AGENTS, AND EACH OF THEM, FULL POWER AND AUTHORITY TO DO AND PERFORM ANY AND ALL ACTS AND THINGS REQUISITE AND NECESSARY TO BE DONE IN AND ABOUT THE PREMISES, AS FULLY TO ALL INTENTS AND PURPOSES AS IT OR HE MIGHT OR COULD DO IN PERSON, HEREBY RATIFYING AND CONFIRMING ALL THAT SAID ATTORNEYS-IN-FACT AND AGENTS, OR ANY OF THEM MAY LAWFULLY DO OR CAUSE TO BE DONE BY VIRTUE HEREOF.

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

Date: March 24, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
   /s/ David C. Dressler, Jr.        Co-Chairman, President,         March 24, 1998
____________________________________  Chief Investment Officer
       David C. Dressler, Jr.         and Director

      /s/ Michael D. Cryan           Co-Chairman, Chief Operating    March 24, 1998
____________________________________  Officer and Director
          Michael D. Cryan

     /s/ Robert C. Aldworth          Senior Vice President and       March 24, 1998
____________________________________  Chief Financial Officer
         Robert C. Aldworth           (Principal Financial
                                      Officer)

      /s/ Robert E. Clark            Vice President and              March 24, 1998
____________________________________  Controller (Principal
          Robert E. Clark             Accounting Officer)

    /s/ John P. Frazee, Jr.          Director                        March 24, 1998
____________________________________
        John P. Frazee, Jr.

      /s/ Manuel A. Garcia           Director                        March 24, 1998
____________________________________
          Manuel A. Garcia

     /s/ John C. Schweitzer          Director                        March 24, 1998
____________________________________
         John C. Schweitzer


                               INDEX TO EXHIBITS

     EXHIBIT NO.                   DOCUMENT DESCRIPTION
     -----------                   --------------------
      4.1        Restated Homestead Charter (incorporated by reference to
                 Exhibit 3.1 to Homestead's Form S-4 Registration State-
                 ment (File No. 333-4455, the "Homestead S-4"))
      4.2        Amended and Restated Bylaws of Homestead (incorporated
                 by reference to Exhibit 3.2 to the Homestead S-4)
      4.3        Rights Agreement, dated as of May 16, 1996, between
                 Homestead and The First National Bank of Boston, as
                 Rights Agent, including form of rights certificate (in-
                 corporated by reference to Exhibit 4.2 to the Homestead
                 S-4)
      4.4        Warrant Agreement, dated as of October 17, 1996, between
                 Homestead and The First National Bank of Boston, as War-
                 rant Agent, including form of warrant certificate (in-
                 corporated by reference to Exhibit 4.1 to Homestead's
                 Form 10-Q for the quarter ended September 30, 1996 (File
                 No. 1-12269, the "Homestead Form 10-Q"))
      4.5        Amended and Restated Promissory Note by PTR Homestead
                 Village Incorporated in favor of Security Capital Pa-
                 cific Trust ("PTR") (incorporated by reference to Ex-
                 hibit 4.3 to the Homestead Form 10-Q)
      4.6        Amended and Restated Promissory Note by PTR Homestead
                 Village Limited Partnership in favor or PTR (incorpo-
                 rated by reference to Exhibit 4.4 to the Homestead Form
                 10-Q)
      4.7        Additional Corporate Promissory Note by Atlantic Home-
                 stead Village Incorporated in favor of Security Capital
                 Atlantic Incorporated ("ATLANTIC") (incorporated by ref-
                 erence to Exhibit 4.5 to the Homestead Form 10-Q)
      4.8        Consolidated Amended and Restated Promissory Note by At-
                 lantic Homestead Village Limited Partnership in favor of
                 ATLANTIC (incorporated by reference to Exhibit 4.6 to
                 the Homestead Form 10-Q)
      4.9        Amended and Restated Promissory Note by Atlantic Home-
                 stead Village Limited Partnership in favor of ATLANTIC
                 (incorporated by reference to Exhibit 4.7 to the Home-
                 stead Form 10-Q)
      4.10       Form of stock certificate for shares of common stock of
                 Homestead (incorporated by reference to Exhibit 4.8 to
                 the Homestead Form S-4)
     10.1        Protection of Business Agreement, dated as of October
                 17, 1996, by and among ATLANTIC, PTR, Security Capital
                 Group Incorporated ("Security Capital") and Homestead
                 (incorporated by reference to Exhibit 10.1 to the Home-
                 stead Form 10-Q)
     10.2        Investor Agreement, dated as of October 17, 1996, by and
                 between Homestead and Security Capital (incorporated by
                 reference to Exhibit 10.2 to the Homestead Form 10-Q)
     10.3        Funding Commitment Agreement, dated as of October 17,
                 1996, between Homestead and PTR (incorporated by refer-
                 ence to Exhibit 10.3 to the Homestead Form 10-Q)
     10.4        Funding Commitment Agreement, dated as of October 17,
                 1996, between Homestead and ATLANTIC (incorporated by
                 reference to Exhibit 10.4 to the Homestead Form 10-Q)
     10.5        Guaranty of Completion and Payment, dated as of October
                 17, 1996, from Homestead to PTR (incorporated by refer-
                 ence to Exhibit 10.5 to the Homestead Form 10-Q)
     10.6        Guaranty of Completion and Payment, dated as of October
                 17, 1996, from Homestead to ATLANTIC (incorporated by
                 reference to Exhibit 10.10 to the Homestead Form 10-Q)
     10.7        Investor and Registration Rights Agreement, dated as of
                 October 17, 1996, between Homestead and PTR (incorpo-
                 rated by reference to Exhibit 10.8 to the Homestead Form
                 10-Q)

     EXHIBIT NO.                   DOCUMENT DESCRIPTION
     -----------                   --------------------
     10.8        Investor and Registration Rights Agreement, dated as of
                 October 17, 1996, between Homestead and ATLANTIC (incor-
                 porated by reference to Exhibit 10.7 to the Homestead
                 Form 10-Q)
     10.9        Escrow agreement, dated as of October 17, 1996, among
                 Homestead, Security Capital and State Street Bank and
                 Trust company, as escrow agent (incorporated by refer-
                 ence to Exhibit 10.9 to the Homestead Form 10-Q)
     10.10       Administrative Services Agreement, dated as of October
                 17, 1996, by and between Homestead and SCGroup Incorpo-
                 rated (incorporated by reference to Exhibit 10.11 to the
                 Homestead Form 10-Q).
     10.11       Homestead Village Incorporated 1996 Long-Term Incentive
                 Plan (incorporated by reference to Exhibit 4 to Home-
                 stead's Form S-8 Registration Statement (File No. 333-
                 17243)
     10.12       Homestead Village Incorporated 1996 Outside Directors
                 Plan (incorporated by reference to Exhibit 4 to Home-
                 stead's Form S-8 Registration Statement (File No. 333-
                 17245)
     10.13       Form of Indemnification Agreement entered into between
                 Homestead and each of its directors
     10.14       $50,000,000 Credit Agreement among Homestead Village In-
                 corporated, the Lenders named therein, and Commerzbank
                 AG, New York Branch, as Agent for the Lenders dated as
                 of May 6, 1997 (incorporated by reference to Exhibit
                 10.1 to Homestead's Form 10-Q for the quarter ended
                 March 31, 1997 (File No. 1-12269))
     10.15       First Amendment to Credit Agreement and other Loan Docu-
                 ments among Homestead Village Incorporated, the Lenders
                 named therein, and Commerzbank AG, New York Branch, as
                 Agent for the Lenders dated as of August 25, 1997 (in-
                 corporated by reference to Exhibit 10.1 to Homestead's
                 Form 10-Q for the quarter ended September 30, 1997 (File
                 No.
                 1-12269))
     21          Subsidiaries of the Registrant
     23.1        Consent of Arthur Andersen LLP, Atlanta, Georgia
     23.2        Consent of Ernst & Young LLP, Dallas, Texas
     23.3        Consent of KPMG Peat Marwick LLP, Chicago, Illinois
     24          Power of Attorney (included on page 53)
     27.1        Financial Data Schedule