Form 10-Q
period 1998-03-31
HOMESTEAD VILLAGE INC
filed 1998-05-15
CIK 1013256

                          UNITED STATES SECURITIES AND
                              EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                    FORM 10-Q
                               ------------------
(Mark One)

   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from    to

                         COMMISSION FILE NUMBER 1-12269
                              --------------------

                         HOMESTEAD VILLAGE INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            -------------------------

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


              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT)
                              ---------------------

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

The number of shares outstanding of the Registrant's common stock as of May 12, 1998 was: 38,262,996

                         HOMESTEAD VILLAGE INCORPORATED
                                TABLE OF CONTENTS


                                                                                                             NUMBER
                                                                                                              PAGE
                                                                                                             ------

PART I.          Condensed Financial Information

       Item 1.   Financial Statements

                 Condensed Balance Sheets - March 31, 1998 (unaudited) and December 31, 1997...............        3

                 Condensed Statements of Operations (unaudited) - Three-Month Periods Ended March 31, 1998
                 and 1997..................................................................................        4

                 Condensed Statements of Cash Flows (unaudited) - Three-Month Periods Ended March 31, 1998
                 and 1997..................................................................................        5

                 Notes to Condensed Financial Statements (unaudited).......................................        6

                 Report of Independent Public Accountants..................................................       10

       Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....       11

PART II.         Other Information

       Item 6.   Exhibits and Reports on Form 8-K.........................................................        16

                         HOMESTEAD VILLAGE INCORPORATED

                            CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)



                                     ASSETS

                                                                                                  MARCH 31,     DECEMBER 31,
                                                                                                    1998          1997
                                                                                                 (unaudited)

Current assets:
     Cash and cash equivalents (including restricted cash of $657)..........................       $   20,205   $    2,974
     Accounts receivable, net of allowance of $80 in 1998 and $81 in 1997...................            2,820        1,970
     Other current assets...................................................................              435          732
                                                                                                  ------------ -------------
          Total current assets..............................................................           23,460        5,676
                                                                                                  ------------ -------------
Property and equipment......................................................................          861,244      733,321
Less accumulated depreciation...............................................................           23,450       17,824
                                                                                                  ------------ -------------
Net investment in property and equipment....................................................          837,794      715,497
                                                                                                  ------------ -------------
Deposits and pursuit costs, including $12,117 of funds with title companies for property
   acquisitions in 1998 and $7,697 in 1997..................................................           17,377       12,901
Deferred loan costs, net of accumulated amortization of $44,120 in 1998 and $43,297 in
     1997                                                                                                 170          632
Trademark and intangibles, net of accumulated amortization of $2,358 in 1998 and $1,768
   in 1997                                                                                             43,857       44,447
Other assets ...............................................................................            5,239        4,796
                                                                                                  ------------ -------------

   Total assets.............................................................................        $ 927,897     $ 783,949
                                                                                                  ============ =============

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Lines of credit........................................................................       $   71,200    $  96,808
     Development costs payable, including retainage of $14,621 in 1998 and $21,966 in
        1997                                                                                           35,320       34,079
     Due to affiliate.......................................................................              505          133
     Accrued interest payable to affiliates.................................................            9,411        2,540
     Accrued real estate taxes..............................................................            2,282        2,900
     Accounts payable and other accrued expenses............................................            9,738        8,882
                                                                                                  ------------ -------------
          Total current liabilities.........................................................          128,456      145,342
Convertible mortgage notes payable to affiliates............................................          306,058      301,606
Other long term liabilities.................................................................            8,070        8,070
                                                                                                  ------------ -------------
          Total liabilities.................................................................          442,584      455,018
Commitments and contingencies
Shareholders' equity:
     Common stock,  $.01 par value,  250,000  shares  authorized,  38,232 shares issued and  outstanding in 1998 and 27,805 shares issued and outstanding
        in 1997                                                                                           382          278
     Additional paid-in capital.............................................................          473,617      318,667
     Retained earnings......................................................................           14,786       13,098
     Less shares in escrow..................................................................          (2,253)       (2,253)
     Less deferred compensation.............................................................          (1,219)         (859)
                                                                                                  ------------ -------------

          Total shareholders' equity........................................................          485,313      328,931
                                                                                                  ------------ -------------

          Total liabilities and shareholders' equity........................................        $ 927,897     $ 783,949
                                                                                                 ============ =============


  The accompanying notes are an integral part of the condensed balance sheets.

                         HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        THREE-MONTH PERIOD ENDED
                                                                                MARCH 31,
                                                                --------------------------------------
                                                                     1998                  1997
                                                                     ----                  ----
Revenues:
     Room revenue.......................................        $       26,427        $       10,952
     Other revenue......................................                 1,361                   135
                                                                ---------------        ---------------
          Total revenues................................                27,788                11,087
                                                                ---------------        ---------------
Operating expenses:
     Property operating expenses........................                12,253                 4,816
     Corporate operating expenses.......................                 4,779                 3,083
     Depreciation and amortization......................                 6,387                 1,811
                                                                ---------------        ---------------
          Total operating expenses......................                23,419                 9,710
                                                                ---------------        ---------------

Operating income........................................                 4,369                 1,377

Interest income.........................................                   289                   146
Interest expense, net of capitalized interest...........               (2,970)                    --
                                                                ---------------        ---------------
Earnings before income taxes............................                 1,688                 1,523
Provision for income taxes..............................                    --                    --
                                                                ---------------        ---------------
Net Earnings............................................        $        1,688         $       1,523
                                                                ===============        ===============

Earnings per share:
Weighted average shares outstanding.....................                35,736                 20,461
                                                                ===============        ===============
Basic earnings per share................................        $         0.05         $         0.07
                                                                ===============        ===============
Diluted weighted average shares outstanding.............                35,736                 35,165
                                                                ===============        ===============
Diluted earnings per share..............................        $         0.05         $         0.04
                                                                ===============        ===============


                 The accompanying notes are an integral part of
                      the condensed financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)


                                                                                        THREE-MONTH PERIOD ENDED
                                                                                               MARCH 31,
                                                                                       ----------------------------
                                                                                           1998           1997
 Operating activities:
    Net earnings..................................................................      $     1,688  $      1,523
    Adjustments  to  reconcile  net  earnings to net cash  provided by operating activities:
        Depreciation and amortization.............................................            6,387         1,811
        Deferred compensation.....................................................              139           114
        Amortization of deferred loan costs.......................................              163           --
        Amortization of prepaid rent..............................................               --            75
    Change in assets and liabilities:
        Increase in accounts receivable...........................................            (850)          (716)
        Decrease (increase) in other current assets...............................              296          (116)
        Decrease in accrued real estate taxes.....................................            (618)        (1,075)
        Increase in accrued interest on convertible mortgage notes................            6,871          2,926
        Increase in accounts payable and other accrued expenses...................              857          1,348
        Increase in due to affiliate..............................................              372            197
        Other ....................................................................               --           (17)
                                                                                       -------------  -------------
            Net cash provided by operating activities.............................           15,305          6,070
                                                                                       -------------  -------------

Investing activities:
        Investment in properties, excluding development costs payable.............        (125,571)       (48,415)
        Increase in deposits and pursuit costs....................................          (4,476)        (6,305)
        Increase in other assets..................................................            (614)        (1,084)
                                                                                       ------------  -------------

            Net cash used in investing activities.................................        (130,661)       (55,804)
                                                                                       -------------  -------------

Financing activities:
        Proceeds from lines of credit.............................................           74,392           --
        Payments on lines of credit...............................................        (100,000)           --
        Deferred loan costs for line of credit....................................             (46)           --
        Proceeds from convertible mortgage notes payable..........................            4,000        36,250
        Proceeds from sale of shares, net of expenses.............................          154,241           --
        Exercise of warrants for common stock.....................................             --          15,210
                                                                                       -------------  -------------
            Net cash provided by financing activities.............................          132,587        51,460
                                                                                       -------------  -------------

Net increase in cash and cash equivalents.........................................           17,231         1,726
Cash and cash equivalents, beginning of period....................................            2,974         7,415
                                                                                       -------------  -------------
Cash and cash equivalents, end of period..........................................     $     20,205   $     9,141
                                                                                       =============  =============
Noncash investing and financing transactions:

        Increase in property and equipment, and development cost payable..........     $      1,241   $      6,723
                                                                                       =============  =============

        Increase in property and equipment from capitalization of loan costs......     $        798   $     42,405
                                                                                       =============  =============

        Increase in trademark and intangibles arising from release of shares in escrow.$         --   $      5,896
                                                                                       =============  =============

        Loan costs resulting from issuance of convertible mortgage debt...........     $        314   $      2,517
                                                                                       =============  =============

        Increase in deferred tax asset and deferred tax liability.................     $         --   $        229
                                                                                       =============  =============

          The accompanying notes are an integral part of the condensed financial statements.

                         HOMESTEAD VILLAGE INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE 1--GENERAL

The financial statements of Homestead Village Incorporated ("Homestead") as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997, are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management of Homestead believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in Homestead's 1997 Annual Report on Form 10-K.

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements  contain  all  adjustments,   consisting  only  of  normal  recurring
adjustments, necessary for a fair presentation of Homestead's financial statements for the interim periods presented. The results of operations for the three-month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

      In April 1998 the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities" establishing accounting standards requiring the expensing of organizational, pre-opening, and start-up costs. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Restatement of financial statements for earlier periods is prohibited. Upon adoption, any unamortized organizational, pre-opening and start-up costs will be required to be written off and charged to 1999 operations as a cumulative effect of adoption of an accounting standard. Homestead is in the process of evaluating SOP 98-5 and will adopt the standard in the first quarter of its 1999 fiscal year. The impact of adoption of SOP 98-5 on Homestead's results of operation and financial position has not been quantified.


NOTE 2--PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                             MARCH 31,          DECEMBER 31,
                                                                               1998                 1997
                                                                               ----                 ----
                                                                            (UNAUDITED)
            Completed properties:
                 Land                                                            $121,199             $100,118
                 Buildings and improvements...........                            394,327              329,045
                 Furniture, fixtures and equipment....                             66,047               49,773
                                                                          ----------------    -----------------
                                                                                  581,573              478,936
            Properties under construction.............                            214,946              213,283
            Properties in planning and owned..........                             62,220               32,984
            Land held for future development..........                               --                  1,463
            Land held for sale........................                              2,505                6,655
                                                                          ----------------    -----------------
                      Total...........................                           $861,244             $733,321
                                                                          ================    =================

                         HOMESTEAD VILLAGE INCORPORATED
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3--DEBT

   LINES OF CREDIT

     Homestead's secured revolving line of credit facility with Commerzbank AG ("CAG") entered into May 6, 1997 and amended August 25, 1997 provides for borrowings of up to $100 million, subject to collateral requirements, with borrowings bearing interest at the Eurodollar rate plus 1.9% per annum, and an unfunded commitment fee of 0.25% if the average unfunded balance is greater than $50 million or 0.325% if the average unfunded balance is $50 million or less. At March 31, 1998 borrowings under the revolving line totaled $71,200,000 at a weighted average stated interest rate of 7.58%. The line requires maintenance of certain financial covenants, specifically, aggregate indebtedness of no more than 65% of gross asset value, as defined, or indebtedness secured by a lien of no more than 60% of gross asset value, as defined. Homestead must also maintain a minimum debt service coverage ratio of earnings before interest, income taxes, depreciation, amortization and gains or losses on sales of assets to debt service, as defined, of no less than 1.3 to 1 and not allow stockholders equity to be less than $204 million. The covenants also restrict payment of dividends without lender approval. Homestead was in compliance with all such covenants as of March 31, 1998.

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

         On April 24, 1998 Homestead renewed its existing revolving line of credit facility with CAG for a one-year term, with an increase in total borrowing capacity to $150 million, subject to collateral requirements. Borrowings will bear interest at the Eurodollar rate plus 1.5% to 2.5% per annum, depending upon the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Alternatively, borrowings will bear interest at a base rate defined as the higher of prime rate plus a margin of 0.5% to 1.5% or the federal funds rate plus a margin of 1% to 2%, with the margin dependent on the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Additionally, a commitment fee of 0.375% of the average unfunded balance will be owed. The line requires maintenance of certain financial covenants, specifically, aggregate indebtedness of no more than 55% of gross asset value, as defined, or indebtedness secured by a lien of no more than 50% of gross asset value, as defined. Homestead must also maintain a minimum debt service coverage ratio of earnings before interest, income taxes, depreciation, amortization and gains or losses on sales of assets to cash debt service, as defined, of no less than 1.1 to 1 for the first quarter of 1998 (which Homestead was in compliance with), no less than 1.25 to 1 for the second quarter of 1998 and no less than 1.75 to 1 thereafter on a quarterly basis and not allow stockholders equity to be less than $325 million. The covenants also restrict payment of dividends without lender approval.

         On April 24, 1998 Homestead also entered into a separate $50 million one-year revolving line of credit facility of which $20 million is available for borrowings on a secured basis and $30 million is available for borrowing on an unsecured basis. The unsecured portion of the line is required to be collateralized by September 30, 1998 or such unsecured borrowings must be repaid. Borrowings will bear interest at the Eurodollar rate plus 2.75% per annum or, alternatively, at a base rate defined as the higher of prime rate plus 1.75% or the federal funds rate plus 2.25%. Average unfunded balances bear a commitment fee of 0.5%. Covenants are identical to those under the $150 million credit facility.

     CONVERTIBLE MORTGAGE NOTES PAYABLE

         At March 31, 1998 Homestead owed convertible mortgage notes to Security Capital Pacific Trust ("PTR"), an affiliate, of $212,545,000 and to Security Capital Atlantic Incorporated ("ATLANTIC"), an affiliate, of $93,513,000. The notes are collateralized by Homestead properties ($346.0 million of Homestead properties at

                         HOMESTEAD VILLAGE INCORPORATED
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

historical cost mortgaged to PTR and $208.7 million of properties at historical cost mortgaged to ATLANTIC at March 31, 1998), accrue interest at 9.0% on the principal amount, and require interest only payments every six months on May 28 and November 28. The notes are due October 31, 2006, and are callable on or after May 28, 2001. The mortgage notes are convertible, at the option of PTR and ATLANTIC, into shares of Homestead common stock at a conversion ratio equal to one share of common stock for every $11.50 of principal amount outstanding. Deferred financing costs and the premium and discount on the respective fundings have been fully amortized as of March 31, 1998. At March 31, 1998 Homestead had a remaining funding commitment of $7,895,000 from PTR which has been called for funding on May 20, 1998 and $5,119,000 from ATLANTIC which was called and funded on April 30, 1998.

   INTEREST

     Homestead incurred total interest cost of $9,292,000 and $43,323,000 for the three-month periods ended March 31, 1998 and 1997, respectively, of which $6,322,000 and $43,323,000 were capitalized, respectively. Interest paid in cash in the three-month periods ended March 31, 1998 and 1997 was $899,000 and none, respectively.


NOTE 4--SHAREHOLDERS' EQUITY

   RIGHTS OFFERING

     On January 15, 1998, Homestead completed a Rights Offering for 10,426,840 common shares at $15 per share resulting in gross proceeds of $156,402,600. The Rights Offering was part of Homestead's present $300,000,000 common stock shelf registration. After costs of the offering, which included a fee of 1% of gross proceeds to Security Capital Markets Group Incorporated, a wholly-owned subsidiary of Security Capital, net proceeds to Homestead were approximately $154.2 million.

     Security Capital, Homestead's majority shareholder, purchased 8,429,225 shares in the Rights Offering (80.8% of the offered shares) at the same price paid by the public. Upon completion of the Rights Offering Security Capital owned 69.3% of Homestead's outstanding common shares.

   PER SHARE DATA

     On December 31, 1997 Homestead adopted Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE ("SFAS 128"), which requires a presentation of basic earnings per share, calculated by dividing net earnings available to common shareholders by weighted average common shares outstanding and a presentation of diluted earnings per share, calculated by dividing adjusted earnings available to common shareholders, assuming dilution, by adjusted weighted average common shares outstanding. Adjusted earnings available for common shareholders adds back all net interest expense from convertible mortgage notes. Adjusted weighted average shares outstanding includes the dilutive effect of options and warrants using the treasury stock method and the dilutive effect of the convertible mortgage notes. In the three-month period ended March 31, 1998 the effect of assumption of the conversion of the convertible mortgages is anti-dilutive and thus basic earnings per share is the most dilutive result. In the three-month period ended March 31, 1997 the restatement of earnings per share required by SFAS 128 resulted in an increase of $0.01 in basic earnings per share from the prior presentation and no change in diluted earnings per share from the prior presentation.


NOTE 5--INCOME TAXES

     Deferred tax assets relate primarily to: (1) the difference in the carrying amount of deferred financing costs recognized at formation and in connection with subsequent fundings of convertible mortgage notes payable for

                         HOMESTEAD VILLAGE INCORPORATED
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

financial reporting purposes and the amount recognized for tax purposes; (2) the difference in the carrying amount of the convertible mortgage notes and other liabilities for financial reporting purposes and the amount recognized for tax purposes; and (3) tax net operating loss. Deferred tax liabilities relate primarily to the difference in the carrying amount and the methods of depreciation of certain depreciable assets for financial reporting purposes and the amount recognized for tax purposes. A valuation allowance has been recognized to offset the net deferred tax assets, due to uncertainty of realization of those deferred tax assets in future years.

At March 31, 1998, Homestead had, for federal income tax reporting purposes, net operating loss carry forwards of $26,800,000, which expire $4,200,000 in the year 2011, $15,900,000 in the year 2012 and $6,700,000 in the year 2013.

NOTE 6--ADMINISTRATIVE SERVICES AGREEMENT

     Homestead and Security Capital have an administrative services agreement (the "Administrative Services Agreement"), pursuant to which Security Capital provides Homestead with administrative services with respect to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable administration, internal audit, cash management, human resources, management information systems, tax and legal administration, research, shareholder communications and investor relations. The fees payable to Security Capital are based on identifiable costs incurred by Security Capital on behalf of Homestead plus 20% to cover overhead. Any arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. Total administrative services fees for the three-month periods ended March 31, 1998 and 1997 were $899,000 and $627,000, respectively. The Administrative Services Agreement, which expires December 31, 1998, is renewable for a one-year term, subject to approval by a majority of the independent members of the Homestead Board.

     Homestead believes its relationship with Security Capital under this agreement provides it with certain advantages, including access to greater quality and depth of management personnel and resources, highly focused research, information systems, insurance, cash management and legal support provided at substantial economies of scale.


NOTE 7--COMMITMENTS AND CONTINGENCIES

   UNFUNDED DEVELOPMENT COMMITMENTS

     At March 31, 1998, Homestead had approximately $213.2 million of unfunded commitments for developments under construction.

   FINDER'S AGREEMENT

     Homestead has a series of agreements with an unaffiliated person ("Finder") who developed the Homestead Village concept and has performed certain services. The agreements which expire February 5, 2043, provide for payments to Finder as follows: (i) $535,000 annually with respect to the four properties for which Finder assisted in the location, development and initial operations; (ii) an annual amount of $7,500 per property (subject to certain conditions as defined in the agreements) for assistance in site location with respect to the first 35 properties constructed (other than the four properties referred to in (i) above); (iii) 20% of the net proceeds as defined per the agreements, upon the sale of the four properties noted in (i) above to an unaffiliated third party; and (iv) 10% of the net proceeds as defined per the agreements, upon the sale of the additional 35 properties to an unaffiliated third party. No such sales have occurred to date. Total payments under these agreements for the three-month periods ended March 31, 1998 and 1997 were $184,400 and $177,000, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders
Homestead Village Incorporated:

     We have made a review of the accompanying condensed balance sheet of Homestead Village Incorporated (a Maryland corporation) as of March 31, 1998 and the related condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 1998. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of obtaining an understanding of the system for the preparation of interim financial information, applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Homestead Village Incorporated as of December 31, 1997, and in our report dated January 30, 1998, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                           ARTHUR ANDERSEN LLP

Atlanta, Georgia
April 24, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Homestead's 1997 Form 10-K as well as the financial statements and the notes thereto in Item 1 of this report. See Homestead's 1997 Form 10-K for a discussion of various risk factors associated with forward-looking statements made in this document.

         Homestead Village(R) is a registered trademark of Homestead Village Incorporated and all references to the term "Homestead Village" herein shall include a reference to such registered trademark. The term "in pre-development planning" means developments in planning and owned (land has been acquired or is under a long-term ground lease), developments in planning and under control (land which is under control through contingent contract or letter of intent) with construction anticipated to commence within 12 months and developments in planning and under contract (land which is under contract to be purchased secured with earnest money but construction is not scheduled to start for more than 12 months). For analysis purposes Homestead categorizes its operating properties (which include all properties not under construction or in pre-development planning) as "comparable," "noncomparable," or "new opening." "Comparable" means a property open throughout both periods of comparison, "noncomparable" means a property open for only a portion of the prior period of comparison, and "new opening" means a property opened in the most recent period. For additional analysis purposes Homestead also categorizes its operating properties as either "stabilized" or "pre-stabilized." For purposes of this report, the term "stabilized" means those properties which have been open for 24 weeks or achieved 80% occupancy as of the beginning of a period, and "pre-stabilized" means all other operating properties.


OVERVIEW

     Homestead's overall results of operations and financial position are significantly influenced by its development activity. During the three-month period ended March 31, 1998, Homestead started construction on 5 properties consisting of 693 rooms and completed 11 properties consisting of 1,373 rooms. As of March 31, 1998, Homestead has completed 82 Homestead Village properties representing in the aggregate 11,046 rooms in 28 cities and had 44 Homestead Village properties under construction totaling 5,943 rooms within 15 of these cities as well as 9 additional cities. In addition, Homestead owns 8 sites and controls through contracts 25 development sites for which it plans to initiate construction within the next 12 months, and 10 development sites for which earnest money is on deposit but it plans to start construction beyond the next 12 months, for a total of 169 properties in 38 cities. Rooms completed, under construction or in pre-development planning aggregate 22,868 rooms.

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


RESULTS OF OPERATIONS

   INTERIM PERIOD COMPARISON

Net earnings increased $165,000 (10.8%) for the three-month period ended March 31, 1998 as compared to the same period in 1997. The increase is primarily attributable to an increase in net property operating income offset by increases in net interest expense, corporate operating expenses, and depreciation and amortization. A discussion of the major components of net earnings follows.

   PROPERTY OPERATIONS

     The following table sets forth certain information for Homestead's total operating property portfolio for the periods indicated:


                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              -----------------------------
                                                                                      1998            1997
                                                                                      ----            ----
            Weekly RevPAR(1)....................................                      $201            $191
            Average Weekly Rate(2)..............................                      $282            $249
            Occupancy...........................................                     71.1%           76.8%
            Number of Operating Properties at Period End........                        82              35
            Property Operating Income Margin....................                     54.9%           56.6%

----------
(1) RevPAR is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.
(2) Average weekly rate is determined by dividing room revenue by the number of guest room days occupied for the period and multiplying by seven.

     Homestead's 47 property openings from the end of the first quarter of 1997 through the end of the first quarter of 1998 were the primary reason for the reported room revenue increase of $15.5 million for the three months ended March 31, 1998 as compared to the same period in 1997. The increase in room revenue was also due in part to an increase in the weekly RevPAR of $10 (5.2%) in the three months ended March 31, 1998 compared to 1997.

     Total property operating expenses increased from $4.8 million to $12.2 million over the same period, an increase of $7.4 million for the three months ended March 31, 1998. The increase is due primarily to an increase in the number of operating properties as noted above. Homestead's property openings in the latter part of 1997 and in the first quarter 1998, which were in their lease up phase, were the primary reason for the slight decrease in property operating income margin to 54.9%.

   HOMESTEAD PROPERTIES FULLY OPERATING THROUGHOUT CONSECUTIVE PERIODS

     Homestead had 31 properties, representing 4,282 rooms, which were fully operational throughout both 1998 and 1997 ("same store" properties). All but 8 of such properties are located in Texas. RevPAR for the three months ended March 31, 1998 for same store increased to $199 from $192 for the same period in 1997. The RevPAR increase was due primarily to an increase in average weekly rates for such properties during the first quarter of 1998 versus 1997 to $255 from $247, respectively, an increase of 3.2%. The increase in RevPAR was also due in part to a slight increase in occupancy to 78.0% from 77.5% for the first quarter of 1998 as compared to the same period in 1997. Property operating margins for same store decreased for the first quarter to 54.9% in 1998 versus 56.2% in 1997 due to increased local advertising costs, increased costs for new security services, and, most significantly, one-time additional costs for the use of Homestead personnel in returning rooms to service which had been out of service for refurbishment.

   STABILIZED PROPERTIES OPERATIONS

     The 49 stabilized properties showed improved operating performance over the 29 stabilized properties for the three-month period ended March 31, 1998 as compared to the same period in 1997 with a 14.1% increase in RevPAR to $218 (from $191 for the three-month period ended March 31, 1997) and an increase in property operating income margin to 57.0% from 56.4%. These improvements are attributable to a 12.2% increase in the average weekly rate and a 1.2% increase in occupancy.

   CORPORATE OPERATING EXPENSES

     Corporate operating expense increased $1.7 million for the three-month period ended March 31, 1998 as compared to the same period in 1997. The increase is attributed to the continued growth of the company since the first quarter of 1997 when the company was still in the process of developing a corporate infrastructure in support of a rapidly growing entity and includes costs for additional personnel in operations, development, marketing and finance.

   DEPRECIATION AND AMORTIZATION

     Depreciation and amortization increased $4.6 million for the three months ended March 31, 1998 as compared to the same period in 1997. Depreciation of the cost of properties and improvements is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense (exclusive of amortization) increased approximately $4.3 million for the three month period ended March 31, 1998 as compared to the same period in 1997 due to new properties open for the three-month period ended March 31, 1998 as compared to the same period in 1997.

     Amortization expense increased $314,000 for the three-month period ended March 31, 1998 as compared to the same period in 1997. The increase was a result of the amortization of the Homestead Village trademark and other intangibles.

   INTEREST INCOME

     Interest income of $289,000 for the three months ended March 31, 1998 was a result of interest earned from investment of excess cash on hand.

   INTEREST COST

     Homestead's gross interest cost includes amortization of non-cash financing costs arising from the issuance of warrants used to obtain the commitment for convertible mortgage notes financing and the differential between the conversion price under the mortgages and the merger date value of Homestead's common stock. Exclusive of such amortized amounts Homestead's interest cost (comprised of interest on the mortgages, amortization of premiums and discounts on the mortgages, interest on its lines of credit borrowings, and amortization of deferred financing costs paid to obtain the lines of credit) increased $5.9 million for the three-month period ended March 31, 1998 as compared to the same period in 1997. The increase is due to the increase in investments in operating and under construction properties and the corresponding increase in the convertible mortgage notes payable and the line of credit borrowings (used to finance the increase in investments) for the three-month period ended March 31, 1998 as compared to the same period in 1997.

     Homestead's total interest cost, including the amortization of non-cash mortgage financing costs described above, decreased $36.0 million for the three-month period ended March 31, 1998 compared to the same period in 1997. The decrease was due to the greater amortization of the non-cash financing costs associated with the mortgages in 1997 versus 1998. Total interest incurred was offset by capitalization of interest resulting in net interest expense of $3.0 million and none for the three-month periods ended March 31, 1998 and 1997, respectively. This increase in net interest expense in 1998 over 1997 is the result of increases in total debt relative to the amount of construction in process.


ENVIRONMENTAL MATTERS

         Homestead is not aware of, nor does it expect, any environmental condition on its properties to have a material adverse effect upon its business, results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998 Homestead had 44 properties under construction, 8 additional sites owned, and 25 sites under contractual control with acquisition and construction starts expected to occur within twelve months. Homestead intends to pursue additional sites for acquisition and development with an expectation of 30 to 40 construction starts annually through the year 2000.

         Unfunded development commitments for properties under construction as of March 31, 1998 approximate $213 million. Expected future investment to develop the properties owned as of March 31, 1998 is approximately $145 million. The estimated total investment to acquire and develop the properties under contractual control approximates $281 million.

         In January 1998 Homestead completed a $156.4 million Rights Offering under its currently effective $300 million common stock shelf registration and realized net proceeds of approximately $154.2 million. Rights Offering proceeds of $100 million were used to repay all borrowings under Homestead's lines of credit and the remaining net proceeds were used for land acquisition and development costs. Subsequent to the use of Rights Offering proceeds to repay the lines of credit, Homestead has re-borrowed $71.2 million under its line of credit as of March 31, 1998.

         Other resources to fund Homestead's development program consist of its remaining capacity on its revolving line of credit facilities described below, and, to a lesser extent, approximately $13 million in undrawn mortgage commitments from PTR and ATLANTIC, and cash from operations in excess of operating needs. In addition, Homestead may seek to issue the remaining approximate $144 million of common stock under its shelf registration statement at such time, amount and price as set forth at the time of such offering.

         Homestead's secured revolving line of credit facility with Commerzbank AG ("CAG") entered into May 6, 1997 and amended August 25, 1997 provided for borrowings of up to $100 million, subject to collateral requirements. At March 31, 1998 borrowings under the revolving line totaled $71.2 million at a weighted average stated interest rate of 7.58%. The line required maintenance of certain financial covenants and restricted payment of dividends without lender approval. Homestead was in compliance with all such covenants as of March 31, 1998.

         On November 25, 1997, Homestead obtained a $50 million interim credit agreement with CAG. Borrowings and all accrued interest under this agreement were repaid in January 1998 upon the funding of the proceeds of the Rights Offering. Upon repayment of the interim borrowings no further commitment was available under this agreement.

         On April 24, 1998 Homestead renewed its existing revolving line of credit facility for a one-year term, with an increase in total borrowing capacity to $150 million, subject to collateral requirements. Borrowings will bear interest at the Eurodollar rate plus 1.5% to 2.5% per annum, depending upon the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Alternatively, borrowings will bear interest at a base rate defined as the higher of prime rate plus a margin of 0.5% to 1.5% or the federal funds rate plus a margin of 1% to 2%, with the margin dependent on the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Additionally, a commitment fee of 0.375% of the average unfunded balance will be owed. The line requires maintenance of certain financial covenants, specifically, aggregate indebtedness of no more than 55% of gross asset value, as defined, or indebtedness secured by a lien of no more than 50% of gross asset value, as defined. Homestead must also maintain a minimum debt service coverage ratio of earnings before interest, income taxes, depreciation, amortization and gains or losses on sales of assets to cash debt service, as defined, of no less than 1.1 to 1 for the first quarter of 1998 (which Homestead was in compliance with), no less than 1.25 to 1 for the second quarter of 1998 and no less than
1.75 to 1 thereafter on a quarterly basis, and not allow stockholders equity to be less than $325 million. The covenants also restrict payment of dividends without lender approval.

On April 24, 1998 Homestead also entered into a separate $50 million one-year revolving line of credit facility with CAG of which $20 million is available for borrowings on a secured basis and $30 million is available for borrowing on an unsecured basis. The unsecured portion of the line is required to be collateralized by September 30, 1998 or such unsecured borrowings must be repaid. Borrowings will bear interest at the Eurodollar rate plus 2.75% per annum or, alternatively, at a base rate defined as the higher of prime rate plus 1.75% or the federal funds rate plus 2.25%. Average unfunded balances bear a commitment fee of 0.5%. Covenants are identical to those under the $150 million credit facility.

     Capital resources in addition to those described above will be needed to fund Homestead's planned developments. Homestead may seek additional credit facilities and may issue long-term debt and additional equity securities. However, there is no assurance that Homestead will be able to obtain such financing as and when required or on acceptable terms.

   OPERATING ACTIVITIES

     Net cash flow provided by operating activities increased by $9.2 million for the three months ended March 31, 1998 as compared to 1997. The increases are due primarily to the growing number of Homestead operating properties as described under "Results of Operations" as well as improvements in operations.

   INVESTING AND FINANCING ACTIVITIES

     During the three months ended March 31, 1998 and 1997, Homestead invested $125.6 million and $48.4 million, respectively, in Homestead Village properties. The amounts invested in the three months ended March 31, 1998 were financed primarily from proceeds from borrowings under the line of credit and proceeds from the Rights Offering. The amounts invested in the three months ended March 31, 1997 were financed primarily from the proceeds of convertible mortgage loans from PTR and ATLANTIC and proceeds from exercise of warrants.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)          Exhibits:

                  15                Letter regarding unaudited interim financial
                                    information
                  27                Financial Data Schedules

     (b) Reports on Form 8-K: The following report on Form 8-K was filed during the last quarter

                                      Item(s)                    Financial
                  DATE                REPORTED                   STATEMENTS
                  January 8, 1998     Item 5, Item 7                 No

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                                HOMESTEAD VILLAGE INCORPORATED



                                                /S/   ROBERT C. ALDWORTH

                                                ------------------------------
                                                Robert C. Aldworth,
                                                SENIOR VICE PRESIDENT
                                                AND CHIEF FINANCIAL OFFICER
                                                (PRINCIPAL FINANCIAL OFFICER)



                                                /S/   ROBERT E. CLARK

                                                ------------------------------
                                                Robert E. Clark, VICE PRESIDENT,
                                                TREASURER AND CONTROLLER
                                                (PRINCIPAL ACCOUNTING OFFICER)

Date:  May 12, 1998