Form 10-Q
period 1998-06-30
HOMESTEAD VILLAGE INC
filed 1998-08-14
CIK 1013256

===============================================================================
                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                    FORM 10-Q
                               ------------------
(Mark One)

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

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

                        2100 RIVEREDGE PARKWAY, 9TH FLOOR
                             ATLANTA, GEORGIA 30328
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

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

                                    Yes X    No


The number of shares outstanding of the Registrant's common stock as of August 13, 1998 was: 38,262,996
================================================================================

                                HOMESTEAD VILLAGE INCORPORATED
                                      TABLE OF CONTENTS

                                                                                         NUMBER
                                                                                          PAGE
                                                                                        ---------
PART I.       Condensed Financial Information

    Item 1.   Financial Statements

              Condensed Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997.      3

              Condensed Statements of Operations (unaudited) - Three- and Six-month
              Periods Ended June 30, 1998 and 1997......................................       4

              Condensed Statements of Cash Flows (unaudited) - Six-month Periods Ended
              June 30, 1998 and 1997....................................................       5

              Notes to Condensed Financial Statements (unaudited).......................       6

              Report of Independent Public Accountants..................................      11

    Item 2.   Management's Discussion and Analysis of Financial Condition and Results         12
              of Operations.............................................................

PART II.      Other Information

    Item 4.   Submission of Matters to a Vote of Security Holders.......................      18

    Item 6.   Exhibits and Reports on Form 8-K.........................................       18



                                HOMESTEAD VILLAGE INCORPORATED

                                   CONDENSED BALANCE SHEETS

                                        (IN THOUSANDS)

                                   ASSETS                                       June 30,   December 31,
                                                                                  1998        1997
                                                                               (UNAUDITED)
                                                                               ----------- -----------
Current assets:
    Cash and cash equivalents (including restricted cash of $665 in 1998 and
     $657 in 1997)..........................................................  $   14,312   $   2,974
    Accounts receivable, net of allowance of $65 in 1998 and $81 in 1997....       4,222       1,970
    Other current assets....................................................         457         732
                                                                               ----------- -----------
        Total current assets................................................      18,991       5,676
                                                                               ----------- -----------
Property and equipment......................................................     998,182     733,321
Less accumulated depreciation...............................................     (30,148)    (17,824)
                                                                               ----------- -----------
Net investment in property and equipment....................................     968,034     715,497
                                                                               ----------- -----------
Deposits and pursuit costs, including $5,845 of funds with title companies
  for property acquisitions in 1998 and $7,697 in 1997....................        12,081      12,901

Deferred loan costs, net of accumulated amortization of $45,514 in 1998 and
  $43,297 in 1997...........................................................       2,800         632

Trademark and intangibles, net of accumulated amortization of $2,948 in 1998
  and $1,768 in 1997........................................................       45,520     44,447

Other assets................................................................        6,245      4,796
                                                                               ----------- -----------

  Total assets..............................................................   $1,053,671  $ 783,949
                                                                               =========== ===========

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Lines of credit.........................................................   $ 178,080   $  96,808
    Development costs payable, including retainage of $17,403 in 1998 and
     $21,966 in 1997........................................................      37,496      34,079
    Due to affiliate........................................................         619         133
    Accrued interest payable to affiliates..................................       2,715       2,540
    Accrued real estate taxes...............................................       4,347       2,900
    Accounts payable and other accrued expenses.............................      10,921       8,882
                                                                               ----------- -----------
        Total current liabilities...........................................     234,178     145,342
Convertible mortgage notes payable to affiliates............................     319,362     301,606
Other long-term liabilities.................................................       8,068       8,070
                                                                               ----------- -----------
        Total liabilities...................................................     561,608     455,018
Commitments and contingencies
Shareholders' equity:
    Common stock,  $.01 par value,  250,000  shares  authorized,  38,263  shares issued and outstanding in 1998 and 27,805 shares issued and
      outstanding in 1997...................................................         383         278
    Additional paid-in capital..............................................     474,554     318,667
    Retained earnings.......................................................      18,160      13,098
    Less shares in escrow...................................................          --      (2,253)
    Less deferred compensation..............................................      (1,034)       (859)
                                                                               ----------- -----------
        Total shareholders' equity..........................................     492,063     328,931
                                                                               ----------- -----------
        Total liabilities and shareholders' equity..........................   $1,053,671  $ 783,949
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

                                HOMESTEAD VILLAGE INCORPORATED

                              CONDENSED STATEMENTS OF OPERATIONS

                                         (UNAUDITED)

                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 THREE-MONTH PERIODS         SIX-MONTH PERIODS
                                                      ENDED                        ENDED
                                                     JUNE 30,                     JUNE 30,
                                          ------------------------------------------------------------
                                               1998           1997            1998         1997
                                              -------        -------         -------      -------
Revenues:
    Room revenue.......................... $     33,009     $   13,547      $  59,436      $ 24,499
    Other revenue.........................        1,058            409          2,419           544
                                          --------------    -----------     ----------     ---------
        Total revenues....................       34,067         13,956         61,855        25,043
                                          --------------    -----------     ----------     ---------
Operating expenses:
    Property operating expenses...........       14,044          5,562         26,297        10,378
    Corporate operating expenses..........        5,243          4,066         10,022         7,148
    Depreciation and amortization.........        7,472          2,380         13,859         4,192
                                          --------------    ------------    ----------     ---------
        Total operating expenses..........       26,759         12,008         50,178        21,718
                                          --------------    ------------    ----------     ---------
Operating income..........................        7,308          1,948         11,677         3,325

Interest income...........................          215            148            504           293
Interest expense, net of capitalized
  interest................................       (4,148)            --         (7,119)           --
                                          --------------    ------------    -----------    ---------
Earnings before income taxes..............        3,375          2,096          5,062         3,618
Provision for income taxes................           --             --             --            --
                                          --------------    ------------    -----------    ---------
Net earnings..............................$        3,375    $    2,096      $   5,062      $  3,618
                                          ==============    ============    ===========    =========

Earnings per share:
Weighted average shares outstanding.......       38,263         21,697         37,007        21,082
                                          ==============    ============    ===========    =========
Basic earnings per share..................$        0.09     $    0.10       $    0.14      $   0.17
                                          ==============    ============    ===========    =========
Diluted weighted average shares
  outstanding.............................       38,263        40,019          37,007        37,621
                                          ==============    ============    ===========    =========
Diluted earnings per share................$        0.09     $    0.05       $    0.14      $   0.10
                                          =============     ============    ============   =========























                   The accompanying notes are an integral part
                     of the condensed financial statements.
                                       4

                                HOMESTEAD VILLAGE INCORPORATED

                              CONDENSED STATEMENTS OF CASH FLOWS

                                         (UNAUDITED)

                                        (IN THOUSANDS)

                                                                        SIX-MONTH PERIODS ENDED
                                                                                 JUNE 30,
                                                                        -------------------------
                                                                           1998         1997
                                                                        -----------  ------------
Operating activities:
    Net earnings....................................................    $   5,062    $    3,618
    Adjustments  to  reconcile  net  earnings to net cash
     provided by operating activities:
       Depreciation and amortization................................       13,859         4,192
       Deferred compensation........................................          325           234
       Amortization of deferred loan costs..........................        1,711           --
       Amortization of prepaid rent.................................          --            150
    Change in assets and liabilities:
       Increase in accounts receivable..............................       (2,252)       (1,001)
       Decrease (increase) in other current assets..................        1,447           (94)
       Increase (decrease) in accrued real estate taxes.............          274           (97)
       Increase in accrued interest on convertible mortgage notes...          174           815
       Increase in accounts payable and other accrued expenses......        2,040         2,567
       Increase (decrease) in due to affiliate......................          487           (74)
                                                                        -----------  ------------
          Net cash provided by operating activities.................       23,127        10,310
                                                                        -----------  ------------

Investing activities:
       Investment in properties, excluding development costs payable     (260,196)     (132,014)
       Increase in deposits and pursuit costs.......................          821        (3,893)
       Increase in other assets.....................................       (1,804)       (2,298)
                                                                        -----------  ------------
          Net cash used in investing activities.....................     (261,179)     (138,205)
                                                                        -----------  ------------

Financing activities:
       Proceeds from lines of credit................................      181,272           --
       Payments on lines of credit..................................     (100,000)          --
       Deferred loan costs for line of credit.......................       (3,135)         (610)
       Proceeds from convertible mortgage notes payable.............       17,014        93,250
       Proceeds from sale of shares, net of expenses................      154,241           --
       Payments on other long-term liabilities......................           (2)          --
       Repurchase of stock..........................................          --           (126)
       Exercise of warrants for common stock........................          --         38,516
                                                                        -----------  ------------
          Net cash provided by financing activities.................      249,390       131,030
                                                                        -----------  ------------

Net increase in cash and cash equivalents...........................       11,338         3,135
Cash and cash equivalents, beginning of period......................        2,974         7,415
                                                                        -----------  ------------
Cash and cash equivalents, end of period............................    $  14,312    $   10,550
                                                                        ===========  ============

Non-cash investing and financing transactions:

       Increase in property and equipment, and development
         cost payable................................................    $   3,417    $   13,222
                                                                        ===========  ============

       Increase in property and equipment from
         capitalization of loan costs ...............................   $     1,249  $   46,905
                                                                        ===========  ============

       Increase in trademark and intangibles arising from
         release of shares in escrow.................................   $     2,253  $   12,161
                                                                        ===========  ============

       Loan costs resulting from issuance of convertible
         mortgage debt...............................................   $     1,251  $    6,465
                                                                        ===========  ============

       Decrease in deferred tax asset and deferred tax liability.....   $       --   ($   1,657)
                                                                        ===========  ============






                   The accompanying notes are an integral part
                     of the condensed financial statements.
                                       5

                         HOMESTEAD VILLAGE INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)

NOTE 1--GENERAL

    The financial statements of Homestead Village Incorporated ("Homestead") as of June 30, 1998 and for the three and six-month periods ended June 30, 1998 and 1997, are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management of Homestead believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in Homestead's 1997 Annual Report on Form 10-K.

    In  the  opinion  of  management,   the  accompanying   unaudited  financial
statements  contain  all  adjustments,   consisting  only  of  normal  recurring
adjustments, necessary for a fair presentation of Homestead's financial statements for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

     In April 1998 the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities" establishing accounting standards requiring the expensing of organizational, pre-opening, and start-up costs. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Restatement of financial statements for earlier periods is prohibited. Upon adoption, any unamortized organizational, pre-opening and start-up costs will be written off and charged to 1999 operations as a cumulative effect of adoption of an accounting standard. Homestead is in the process of evaluating SOP 98-5 and will adopt the standard in the beginning of its 1999 fiscal year. The impact of adoption of SOP 98-5 on Homestead's results of operations and financial position has not been quantified.


NOTE 2--PROPERTY AND EQUIPMENT

    Property and equipment consist of the following (in thousands):

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998           1997
                                                             -----------     -----------
                                                             (UNAUDITED)

          Completed properties:
              Land  .....................................     $   142,624     $    100,118
              Buildings and improvements.................         462,395          329,045
              Furniture, fixtures and equipment..........          78,297           49,773
                                                             -------------   --------------
                                                                  683,316          478,936
          Properties under construction..................         228,182          213,283
          Properties in planning and owned...............          84,092           32,984
          Land held for future development...............            --              1,463
          Land held for sale.............................           2,592            6,655
                                                             -------------    -------------
                  Total..................................        $998,182         $733,321
                                                             =============   ==============

                         HOMESTEAD VILLAGE INCORPORATED
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3--DEBT

  Lines of Credit

     On April 24, 1998 Homestead renewed its existing revolving line of credit facility with Commerzbank AG ("CAG"), as agent for a group of lenders, for a one-year term, with an increase in total borrowing capacity to $150 million, subject to collateral requirements. Borrowings will bear interest at the Eurodollar rate plus 1.5% to 2.5% per annum, depending upon the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Alternatively, borrowings will bear interest at a base rate defined as the higher of prime rate plus a margin of 0.5% to 1.5% or the federal funds rate plus a margin of 1% to 2%, with the margin dependent on the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Additionally, a commitment fee of 0.375% per annum of the average unfunded balance will be owed.

     On April 24, 1998 Homestead also entered into a separate $50 million one-year revolving line of credit facility with CAG of which $20 million is available for borrowings on a secured basis and $30 million is available for borrowing on an unsecured basis. The unsecured portion of the line is required to be collateralized by September 30, 1998 or such unsecured borrowings must be repaid. Borrowings will bear interest at the Eurodollar rate plus 2.75% per annum or, alternatively, at a base rate defined as the higher of prime rate plus 1.75% or the federal funds rate plus 2.25%. Average unfunded balances bear a commitment fee of 0.5% per annum.

     On June 15, 1998 Homestead entered into an additional $200 million line of credit facility with CAG which bears interest at the Eurodollar rate plus 1% (1.25% after six months) or at a base rate of prime (prime plus 0.25% after six months). The average unfunded balance bears a commitment fee of 0.25% per annum. The line expires February 23, 1999. Homestead has obtained a subscription agreement from Security Capital for $200 million of Homestead subordinated debentures to secure this obligation. If the subscription is called by Homestead or Homestead receives proceeds from any offering of securities, the proceeds must be used to first repay the lines of credit to CAG and second to fund projects under development which secure the other CAG credit facilities. The debentures would bear interest at a rate of 0.25% over the rate Homestead incurs under the $50 million credit facility with CAG. Homestead may repurchase the debentures with the proceeds of an equity offering within 90 days of issuance of the debentures, otherwise the debentures convert to Homestead common stock at the lower of the 20-day average trading price of Homestead common stock immediately before execution of the subscription agreement or immediately before the 90th day. The subscription agreement expires the earlier of June 30, 1999 or two weeks after termination of the $200 million credit agreement. The subscription obligation is reduced or terminated to the extent Homestead issues equity securities to any third party, or to Security Capital pursuant to a separate offering and the proceeds are used to repay this credit facility and any remaining proceeds are used to fund projects under development which secure the other CAG credit facilities. In conjunction with Security Capital's entering into the subscription agreement, Homestead agreed to pay an arrangement fee to Security Capital of $600,000 of which $200,000 was paid upon execution of the subscription agreement, $200,000 was paid in July 1998, and the remainder is due in August 1998.

     The CAG lines require maintenance of certain financial covenants, specifically, aggregate indebtedness of no more than 55% of gross asset value, as defined, or indebtedness secured by a lien of no more than 50% of gross asset value, as defined, in each case excluding indebtedness outstanding under the credit agreement entered into on June 15, 1998. Homestead must also maintain a minimum debt service coverage ratio of earnings before interest, income taxes, depreciation, amortization and gains or losses on sales of assets to cash debt service, as defined, of no less than 1.25 to 1 for the second quarter of 1998, and, including the $200 million facility, no less than 1.4 to 1 for third and fourth quarters 1998 and 1.5 to 1 for first quarter of 1999, and excluding the $200 million facility, no less than 1.5 to 1 for third quarter 1998, 1.6 to 1 for fourth quarter 1998, and no less than 1.75 to 1 thereafter on a quarterly basis, and not allow stockholders equity to be less than $325 million. Additionally, Homestead will not enter into any commitment for purchases of land or construction of projects if such obligations exceed the available borrowing capacity under all of the lines and internally generated excess funds. The covenants also restrict payment of dividends without lender approval. Homestead was in compliance with all such covenants as of June 30, 1998.

                         HOMESTEAD VILLAGE INCORPORATED
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


     Subsequent to June 30, 1998 the lines of credit covenant ratios were amended in conjunction with Homestead entering into the new mortgage note (described below). As amended, Homestead may incur indebtedness secured by a lien up to 55% of gross asset value through the earlier of the date the new mortgage note is repaid or October 1, 1998 or, if the $200 line of credit has been repaid, until the earlier of June 30, 1999 or the date the new mortgage note is repaid. Further, until the earlier of June 30, 1999 or the date the new mortgage note is repaid, the debt service coverage ratio, including debt outstanding under the $200 million facility, is required to be no less than 1.3 to 1 for third and fourth quarters 1998 and 1.4 to 1 for first quarter of 1999, and excluding the $200 million facility, is required to be no less than 1.3 to 1 for third quarter 1998, 1.4 to 1 for fourth quarter 1998, and no less than 1.6 to 1 for the first quarter of 1999.

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

    Convertible Mortgage Notes Payable

     At June 30, 1998 Homestead owed convertible mortgage notes to Security Capital Pacific Trust ("PTR"), an affiliate, of $221,333,620 and to Security Capital Atlantic Incorporated ("ATLANTIC"), an affiliate, of $98,028,471. The notes are collateralized by Homestead properties (54 Homestead properties at $357 million of historical cost mortgaged to PTR and 26 properties at $221 million of historical cost mortgaged to ATLANTIC at June 30, 1998). The notes accrue interest at 9.0% on the principal amount, and require interest only payments every six months on May 28 and November 28. The notes are due October 31, 2006, and are callable on or after May 28, 2001. The notes are convertible, at the option of the holder, into shares of Homestead common stock at a conversion ratio equal to one share of common stock for every $11.50 of principal amount outstanding. Deferred financing costs and the premium and discount on the respective fundings have been fully amortized as of June 30, 1998.

     On July 6, 1998, the ATLANTIC notes were amended and restated (see below) and ATLANTIC assigned its interest in the mortgage notes to Merrill Lynch Mortgage Capital Inc ("MLMC"). On July 7, 1998, ATLANTIC merged with and into PTR, which continued in existence under the name Archstone Communities Trust ("Archstone"). Archstone continues to hold the $221 million convertible mortgage notes originally held by PTR which continue to have the same terms as at June 30, 1998.

    New Mortgage Note

     On July 6, 1998, Homestead entered into a mortgage loan purchase agreement with ATLANTIC and MLMC whereby the $98 million of Homestead convertible mortgage notes held by ATLANTIC were modified to, among other things, eliminate their convertibility feature in exchange for a payment of $21.4 million from Homestead to ATLANTIC. Homestead funded the payment with the proceeds received from the sale of $24 million of 7.5% convertible subordinated debentures. Also pursuant to the mortgage loan purchase agreement ATLANTIC sold such amended notes to MLMC for $98 million. On August 7, 1998, Homestead converted the $98 million of mortgage notes and the $24 million of 7.5% convertible subordinated debentures into a $122 million mortgage of a newly formed special purpose subsidiary of Homestead. The $122 million mortgage note matures June 30, 1999 and provides for interest only monthly payments of LIBOR plus 1.70% through September 30, 1998, LIBOR plus 2.0% through November 30, 1998, and LIBOR plus 2.25% thereafter. MLMC has mutually exclusive extension rights to either give notice by December 15, 1998 to extend the maturity of the mortgage note to June 30, 2001 (the "2 Year Extension Notice") or give notice by June 10, 1999 to extend the maturity of the mortgage note to at least June 30, 2006 or as late as June 30, 2009 (the "7 - 10 Year Extension Notice"). If extended, the note will bear interest at LIBOR plus 2.5% (3.5% if the collateral properties do not generate net operating income, as defined, of $18 million for the year ended June 30, 1999). Homestead may prepay the mortgage note in whole or in part prior to June 30, 1999 or, if the 2 Year Extension Notice is given, Homestead may prepay in whole or in part by June 30, 2001.

                         HOMESTEAD VILLAGE INCORPORATED
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


     The transaction results in an extinguishment of debt measured as the difference between the $98 million carrying amount of the original mortgage notes to ATLANTIC and the amount paid to extinguish the debt, including transaction costs. Such loss on extinguishment of debt approximates $25 million and will be recorded as an extraordinary item in third quarter 1998.

     The  elimination  of the conversion  option  attached to the mortgage notes
reduces   Homestead's   contingently   issuable   shares  of  common   stock  by
approximately 8.5 million shares.

   Interest

    Homestead incurred total interest cost of $20,816,000 and $52,450,000 for the six-month periods ended June 30, 1998 and 1997, respectively, of which $13,697,000 and $52,450,000 were capitalized, respectively. Interest paid in cash in the six-month periods ended June 30, 1998 and 1997 was $17,054,000 and $6,147,000, respectively.


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

   Per Share Data

    On December 31, 1997 Homestead adopted Financial Accounting Standards Board Statement No. 128, Earnings per Share ("SFAS 128"), which requires a presentation of basic earnings per share, calculated by dividing net earnings available to common shareholders by weighted average common shares outstanding and a presentation of diluted earnings per share, calculated by dividing adjusted earnings available to common shareholders, assuming dilution, by adjusted weighted average common shares outstanding. Adjusted earnings available for common shareholders adds back all net interest expense from convertible mortgage notes. Adjusted weighted average shares outstanding includes the dilutive effect of options and warrants using the treasury stock method and the dilutive effect of the convertible mortgage notes. In the three and six-month period ended June 30, 1998 the effect of assumption of the conversion of the convertible mortgages is anti-dilutive and thus basic earnings per share is the most dilutive result. In the three and six-month periods ended June 30, 1997 the restatement of earnings per share required by SFAS 128 resulted in an increase of $0.01 and $0.02, respectively in basic earnings per share from the prior presentation and no change in diluted earnings per share from the prior presentation.


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

    At June 30, 1998, Homestead had, for federal income tax reporting purposes, estimated net operating loss carry forwards of approximately $33,100,000, which expire $4,200,000 in the year 2011, $15,900,000 in the year 2012 and $13,000,000 in the year 2018.


NOTE 6--ADMINISTRATIVE SERVICES AGREEMENT

     Homestead and Security Capital have an administrative services agreement (the "Administrative Services Agreement"), pursuant to which Security Capital provides Homestead with administrative services with respect to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable administration, internal audit, cash management, human resources, management information systems, tax and legal administration, research, shareholder communications and investor relations. The fees payable to Security Capital are based on identifiable costs incurred by Security Capital on behalf of Homestead plus 20% to cover overhead. Any arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. Total administrative services fees for the six-month periods ended June 30, 1998 and 1997 were $1,897,000 and $1,080,000, respectively. The Administrative Services Agreement, which expires December 31, 1998, is renewable for a one-year term, subject to approval by a majority of the independent members of the Homestead Board.

    Homestead believes its relationship with Security Capital under this agreement provides it with certain advantages, including access to greater quality and depth of management personnel and resources, highly focused research, information systems, insurance, cash management and legal support provided at substantial economies of scale.


NOTE 7--COMMITMENTS AND CONTINGENCIES

   Unfunded Development Commitments

    At June 30, 1998, Homestead had approximately $153 million of unfunded commitments for developments under construction.

  Finder's Agreement

    Homestead has a series of agreements with an unaffiliated person ("Finder") who developed the Homestead Village concept and has performed certain services. The agreements which expire February 5, 2043, provide for payments to Finder as follows: (i) $535,000 annually with respect to the four properties for which Finder assisted in the location, development and initial operations; (ii) an annual amount of $7,500 per property (subject to certain conditions as defined in the agreements) for assistance in site location with respect to the first 35 properties constructed (other than the four properties referred to in (i) above); (iii) 20% of the net proceeds as defined per the agreements, upon the sale of the four properties noted in (i) above to an unaffiliated third party; and (iv) 10% of the net proceeds as defined per the agreements, upon the sale of the additional 35 properties to an unaffiliated third party. No such sales have occurred to date. Total payments under these agreements for the six-month periods ended June 30, 1998 and 1997 were $367,000 and $344,000, respectively.

                           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Homestead Village Incorporated:


    We have made a review of the accompanying condensed consolidated balance sheet of Homestead Village Incorporated (a Maryland corporation) and subsidiaries as of June 30, 1998 and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 1998 and the related condensed consolidated statement of cash flows for the six-month period ended June 30, 1998. These financial statements are the responsibility of the Company's management.

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

    We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Homestead Village Incorporated and subsidiaries as of December 31, 1997, and in our report dated January 30, 1998, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                ARTHUR ANDERSEN LLP

Atlanta, Georgia
August 7, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Homestead's 1997 Annual Report on Form 10-K (the "1997 Form 10-K") as well as the financial statements and the notes thereto in Item 1 of this report. See Homestead's 1997 Form 10-K for a discussion of various risk factors associated with forward-looking statements made in this document.

        Homestead Village(R) is a registered trademark of Homestead Village Incorporated and all references to the term "Homestead Village" herein shall include a reference to such registered trademark. The term "in pre-development planning" means developments in planning and owned (land has been acquired or is under a long-term ground lease), developments in planning and under control (land which is under control through contingent contract or letter of intent) with construction anticipated to commence within 12 months and developments in planning and under contract (land which is under contract to be purchased secured with earnest money but construction is not scheduled to start for more than 12 months). For analysis purposes Homestead categorizes its operating properties (which include all properties not under construction or in pre-development planning) as either "stabilized" or "pre-stabilized." For purposes of this report, the term "stabilized" means those properties which have been open for 24 weeks or achieved 80% occupancy as of the beginning of a period, and "pre-stabilized" means all other operating properties.


OVERVIEW

     Homestead's overall results of operations and financial position are significantly influenced by its development activity. During the six-month period ended June 30, 1998, Homestead started construction on 10 properties consisting of 1,243 rooms and completed 22 properties consisting of 2,877 rooms. As of June 30, 1998, Homestead has completed 93 Homestead Village properties representing in the aggregate 12,551 rooms in 31 cities and had 38 Homestead Village properties under construction totaling 4,989 rooms within 14 of these cities as well as 6 additional cities. In addition, Homestead owns 12 sites and controls through contracts 25 development sites for which it plans to initiate construction within the next 12 months, and 11 development sites for which earnest money is on deposit but it plans to start construction beyond the next 12 months, for a total of 179 properties in 40 cities. Rooms completed, under construction or in pre-development planning aggregate 24,377 rooms.

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


RESULTS OF OPERATIONS

   Interim Period Comparison

    Net earnings increased $1,279,000 (61.0%) for the three-month period ended June 30, 1998 as compared to the same period in 1997 and increased $1,444,000 (39.9%) for the six-month period ended June 30, 1998 as compared to the same period in 1997. These increases are primarily attributable to increases in net property operating income offset by increases in net interest expense, corporate operating expenses, and depreciation and amortization. A discussion of the major components of net earnings follows.

  Property Operations

    The following table sets forth certain information for Homestead's total operating property portfolio for the periods indicated:

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                      ---------------------- ----------------------
                                                         1998       1997        1998       1997
                                                         ----       ----        ----       ----
          Weekly RevPAR(1)...........................    $217       $199        $210       $196
          Average Weekly Rate(2).....................    $302       $254        $293       $252
          Occupancy..................................   72.0%      78.3%       71.6%      77.6%
          Number of Operating Properties at
            Period End...............................      93         42          93         42
          Property Operating Income Margin...........   58.8%      59.5%       57.1%      58.2%
----------



(1) RevPAR is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.

(2) Average weekly rate is determined by dividing room revenue by the number of guest room days occupied for the period and multiplying by seven.

    Homestead's 58 property openings from the end of the first quarter of 1997 through the end of the second quarter of 1998 were the primary reason for the reported room revenue increase of $34.9 million for the six months ended June 30, 1998 as compared to the same period in 1997. The increase in room revenue was also due in part to an increase in the weekly RevPAR of $14 (7.1%) in the six months ended June 30, 1998 compared to 1997.

    Total property operating expenses increased from $10.4 million to $26.3 million over the same period, an increase of $15.9 million for the six months ended June 30, 1998. The increase is due primarily to an increase in the number of operating properties as noted above. Homestead's property openings in the latter part of 1997 and through the second quarter 1998 were the primary reason for the slight decrease in property operating income margin to 57.1% as such new openings were in their lease up phase during parts of the six-month period ended June 30, 1998.

  Homestead Stabilized, Comparable Properties

    Homestead had 31 properties which were stabilized and operating in both the six-month periods ended June 30, 1998 and 1997. All but 9 of such comparable properties are located in Texas. RevPAR for the six months ended June 30, 1998 for these properties increased to $205 from $198 for the same period in 1997. The RevPAR increase was due primarily to an increase in average weekly rates for such properties to $265 from $246, respectively, an increase of 7.7%. The increase in RevPAR due to rate increases was offset in part to a decrease in occupancy to 77.5% from 80.6% for the first half of 1998 as compared to the same period in 1997. Property operating margins decreased for the six-month period to 56.8% in 1998 versus 57.4% in 1997 due to increased local advertising costs, increased costs for new security services, and, most significantly, one-time additional costs in first quarter of 1998 for the use of Homestead personnel in returning rooms to service which had been out of service for refurbishment.

   Stabilized Properties Operations

    The 64 stabilized properties showed improved operating performance over the 31 stabilized properties for the six-month period ended June 30, 1998 as compared to the same period in 1997 with a 12.1% increase in RevPAR to $222 (from $198 for the six-month period ended June 30, 1997) and an increase in property operating income margin to 58.4% from 57.4%. These improvements are primarily attributable to a 17.1% increase in the average weekly rate offset in part by a decrease in occupancy to 76.9% from 80.6%.

  Corporate Operating Expenses

    Corporate operating expense increased $2.9 million for the six-month period ended June 30, 1998 as compared to the same period in 1997. The increase is attributed to the continued growth of the company since the first half of 1997 when Homestead was still in the process of developing a corporate infrastructure in support of a rapidly growing entity and includes costs for additional personnel in operations, development, marketing and finance.

  Depreciation and Amortization

    Depreciation and amortization increased $9.7 million for the six months ended June 30, 1998 as compared to the same period in 1997. Depreciation of the cost of properties and improvements is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense (exclusive of amortization) increased approximately $9.1 million for the six-month period ended June 30, 1998 as compared to the same period in 1997 due to new properties open for the six-month period ended June 30, 1998 as compared to the same period in 1997.

    Amortization expense increased $555,000 for the six-month period ended June 30, 1998 as compared to the same period in 1997. The increase was a result of the amortization of the Homestead Village trademark and other intangibles.

  Interest Income

    Interest income of $504,000 for the six months ended June 30, 1998 was a result of interest earned from investment of excess cash on hand.

  Interest Cost

     Homestead's gross interest cost includes amortization of non-cash financing costs arising from the issuance of warrants used to obtain the commitment for the convertible mortgage notes financing and the differential between the conversion price of the mortgage notes and the merger date value of Homestead's common stock. Exclusive of such amortized amounts Homestead's interest cost (comprised of interest on the mortgages, amortization of premiums and discounts on the mortgages, interest on its lines of credit borrowings, and amortization of deferred financing costs paid to obtain the lines of credit) increased $2.7 million for the six-month period ended June 30, 1998 as compared to the same period in 1997. The increase is due to the increase in investments in operating and under construction properties and the corresponding increase in the convertible mortgage notes payable and the line of credit borrowings (used to finance the increase in investments) for the six-month period ended June 30, 1998 as compared to the same period in 1997.

    Homestead's total interest cost, including the amortization of non-cash mortgage financing costs described above, decreased $31.6 million for the six-month period ended June 30, 1998 compared to the same period in 1997. The decrease was due to the greater amortization of the non-cash financing costs associated with the mortgages in 1997 versus 1998. Total interest incurred was offset by capitalization of interest resulting in net interest expense of $7.1 million and none for the six-month periods ended June 30, 1998 and 1997, respectively. This increase in net interest expense in 1998 over 1997 is the result of increases in total debt relative to the amount of construction in process.


ENVIRONMENTAL MATTERS

        Homestead is not aware of, nor does it expect, any environmental condition on its properties to have a material adverse effect upon its business, results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998 Homestead had 38 properties under construction, 12 additional sites owned, and 25 sites under contractual control with acquisition and construction starts expected to occur within twelve months. Homestead intends to pursue additional sites for acquisition and development in future periods.

     Unfunded development commitments for properties under construction as of June 30, 1998 approximate $153 million. Expected future investment to develop the properties owned as of June 30, 1998 is approximately $198 million. The estimated total investment to acquire and develop the properties under contractual control approximates $283 million.

     In January 1998 Homestead completed a $156.4 million Rights Offering under its currently effective $300 million common stock shelf registration and realized net proceeds of approximately $154.2 million. Rights Offering proceeds of $100 million were used to repay all borrowings under Homestead's lines of credit and the remaining net proceeds were used for land acquisition and development costs. Homestead has re-borrowed $178.1 million under its lines of credit as of June 30, 1998, leaving $221.9 million capacity under the lines, subject to collateral requirements.

     Resources to fund Homestead's development program consist of its remaining capacity on its revolving line of credit facilities, and, to a lesser extent, cash from operations in excess of operating needs. In addition, Homestead has remaining approximately $144 million of common stock under its shelf registration statement which, if Homestead sought to issue such stock, would be issued at such time, amount and price as set forth at the time of the offering.

     On April 24, 1998 Homestead renewed its existing revolving line of credit facility with Commerzbank AG ("CAG"), as agent for a group of lenders, for a one-year term, with an increase in total borrowing capacity to $150 million, subject to collateral requirements. Borrowings will bear interest at the Eurodollar rate plus 1.5% to 2.5% per annum, depending upon the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Alternatively, borrowings will bear interest at a base rate defined as the higher of prime rate plus a margin of 0.5% to 1.5% or the federal funds rate plus a margin of 1% to 2%, with the margin dependent on the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Additionally, a commitment fee of 0.375% per annum of the average unfunded balance will be owed.

     On April 24, 1998 Homestead also entered into a separate $50 million one-year revolving line of credit facility with CAG of which $20 million is available for borrowings on a secured basis and $30 million is available for borrowing on an unsecured basis. The unsecured portion of the line is required to be collateralized by September 30, 1998 or such unsecured borrowings must be repaid. Borrowings will bear interest at the Eurodollar rate plus 2.75% per annum or, alternatively, at a base rate defined as the higher of prime rate plus 1.75% or the federal funds rate plus 2.25%. Average unfunded balances bear a commitment fee of 0.5% per annum.

     On June 15, 1998 Homestead entered into an additional $200 million line of credit facility with CAG which bears interest at the Eurodollar rate plus 1% (1.25% after six months) or at a base rate of prime (prime plus 0.25% after six months). The average unfunded balance bears a commitment fee of 0.25% per annum. The line expires February 23, 1999. Homestead has obtained a subscription agreement from Security Capital for $200 million of Homestead subordinated debentures to secure this obligation. If the subscription is called by Homestead or Homestead receives proceeds from any offering of securities, the proceeds must be used to first repay the lines of credit to CAG and second to fund projects under development which secure the other CAG credit facilities. The debentures would bear interest at a rate of 0.25% over the rate Homestead incurs under the $50 million credit facility with CAG. Homestead may repurchase the debentures with the proceeds of an equity offering within 90 days of issuance of the debentures, otherwise the debentures convert to Homestead common stock at the lower of the 20-day average trading price of Homestead common stock immediately before execution of the subscription agreement or immediately before the 90th day. The subscription agreement expires the earlier of June 30, 1999 or two weeks after termination of the $200 million credit agreement. The subscription obligation is reduced or terminated to the extent Homestead issues equity securities to any third party, or to Security Capital pursuant to a separate offering and the proceeds are used to repay this credit facility and any remaining proceeds are used to fund projects under development which secure the other CAG credit facilities. In conjunction with Security Capital's entering into the subscription agreement, Homestead agreed to pay an arrangement fee to Security Capital of $600,000 of which $200,000 was paid upon execution of the subscription agreement, $200,000 was paid in July 1998, and the remainder is due in August 1998.

     The CAG lines require maintenance of certain financial covenants, specifically, aggregate indebtedness of no more than 55% of gross asset value, as defined, or indebtedness secured by a lien of no more than 50% of gross asset value, as defined, in each case excluding indebtedness outstanding under the credit agreement entered into on June 15, 1998. Homestead must also maintain a minimum debt service coverage ratio of earnings before interest, income taxes, depreciation, amortization and gains or losses on sales of assets to cash debt service, as defined, of no less than 1.25 to 1 for the second quarter of 1998, and, including the $200 million facility, no less than 1.4 to 1 for third and fourth quarters 1998 and 1.5 to 1 for first quarter of 1999, and excluding the $200 million facility, no less than 1.5 to 1 for third quarter 1998, 1.6 to 1 for fourth quarter 1998, and no less than 1.75 to 1 thereafter on a quarterly basis, and not allow stockholders equity to be less than $325 million. Additionally, Homestead will not enter into any commitment for purchases of land or construction of projects if such obligations exceed the available borrowing capacity under all of the lines and internally generated excess funds. The covenants also restrict payment of dividends without lender approval. Homestead was in compliance with all such covenants as of June 30, 1998.

     Subsequent to June 30, 1998 the lines of credit covenant ratios were amended in conjunction with Homestead entering into the new mortgage note (described below). As amended, Homestead may incur indebtedness secured by a lien up to 55% of gross asset value through the earlier of the date the new mortgage note is repaid or October 1, 1998 or, if the $200 line of credit has been repaid, until the earlier of June 30, 1999 or the date the new mortgage note is repaid. Further, until the earlier of June 30, 1999 or the date the new mortgage note is repaid, the debt service coverage ratio, including debt outstanding under the $200 million facility, is amended to be no less than 1.3 to 1 for third and fourth quarters 1998 and 1.4 to 1 for first quarter of 1999, and excluding the $200 million facility, is amended to be no less than 1.3 to 1 for third quarter 1998, 1.4 to 1 for fourth quarter 1998, and no less than 1.6 to 1 for the first quarter of 1999.

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

     On July 6, 1998, Homestead entered into a mortgage loan purchase agreement with ATLANTIC and MLMC whereby the $98 million of Homestead convertible mortgage notes held by ATLANTIC were modified to, among other things, eliminate their convertibility feature in exchange for a payment of $21.4 million from Homestead to ATLANTIC. Homestead funded the payment with the proceeds received from the sale of $24 million of 7.5% convertible subordinated debentures. Also pursuant to the mortgage loan purchase agreement ATLANTIC sold such amended notes to MLMC for $98 million. On August 7, 1998, Homestead converted the $98 million of mortgage notes and the $24 million of 7.5% convertible subordinated debentures into a $122 million mortgage of a newly formed special purpose subsidiary of Homestead. The $122 million mortgage note matures June 30, 1999 and provides for interest only monthly payments of LIBOR plus 1.70% through September 30, 1998, LIBOR plus 2.0% through November 30, 1998, and LIBOR plus 2.25% thereafter. MLMC has mutually exclusive extension rights to either give notice by December 15, 1998 to extend the maturity of the mortgage note to June 30, 2001 (the "2 Year Extension Notice") or give notice by June 10, 1999 to extend the maturity of the mortgage note to at least June 30, 2006 or as late as June 30, 2009 (the "7 - 10 Year Extension Notice"). If extended, the note will bear interest at LIBOR plus 2.5% (3.5% if the collateral properties do not generate net operating income, as defined, of $18 million for the year ended June 30, 1999). Homestead may prepay the mortgage note in whole or in part prior to June 30, 1999 or, if the 2 Year Extension Notice is given, Homestead may prepay in whole or in part by June 30, 2001.

     The transaction results in an extinguishment of debt measured as the difference between the $98 million carrying amount of the original mortgage notes to ATLANTIC and the amount paid to extinguish the debt, including transaction costs. Such loss on extinguishment of debt approximates $25 million and will be recorded as an extraordinary item in third quarter 1998.

     Extinguishment   of  the   convertible   mortgage   loan  to  ATLANTIC  and
establishment of the new mortgage loan reduces Homestead's contingently issuable shares by approximately 8.5 million shares.

     Capital resources in addition to those described above will be needed to fund Homestead's planned developments. Homestead may seek additional credit facilities and may issue long-term debt and additional equity securities. However, there is no assurance that Homestead will be able to obtain such financing as and when required or on acceptable terms.

  Operating Activities

    Net cash flow provided by operating activities increased by $12.8 million for the six months ended June 30, 1998 as compared to 1997. The increases are due primarily to the growing number of Homestead operating properties as described under "Results of Operations" as well as improvements in operations.

  Investing Activities

    During the six months ended June 30, 1998 and 1997, Homestead invested $260.2 million and $132.0 million, respectively, in Homestead Village properties. The amounts invested in the six months ended June 30, 1998 were financed primarily from proceeds from borrowings under the line of credit and proceeds from the Rights Offering. The amounts invested in the six months ended June 30, 1997 were financed primarily from the proceeds of convertible mortgage loans from PTR and ATLANTIC and proceeds from exercise of warrants.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 27, 1998, shareholders elected Michael D. Cryan to office as a Class I Director with 35,648,952 shares voted in favor and 99,099 shares withheld.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


    (a)        Exhibits:

     10.1 Second Amendment to Credit Agreement and Other Loan Documents Among Homestead Village Incorporated, the Lenders Named Therein, and Commerzbank AG, New York Branch, as Agent for the Lenders dated as of April 24, 1998

     10.2 $50,000,000 Credit Agreement Among Homestead Village Incorporated, the Lenders Named Therein, and Commerzbank AG, New York Branch, as Agent for the Lenders dated as of April 24, 1998

     10.3 $200,000,000 Credit Agreement Among Homestead Village Incorporated, the Lenders Named Therein, and Commerzbank AG, New York Branch, as Agent for the Lenders dated as of June 15, 1998

     10.4 Subscription Agreement Between Security Capital Group Incorporated and Homestead Village Incorporated

     10.5 Homestead Village Incorporated Convertible Subordinated Debenture Due December 31, 1999

     15   Letter regarding unaudited interim financial information

     27   Financial Data Schedule

     (b) No reports were filed during this period on Form 8-K.

                                          SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                       HOMESTEAD VILLAGE INCORPORATED



                                            /S/   ROBERT C. ALDWORTH
                                       ---------------------------------------
                                       Robert C. Aldworth, Senior Vice President
                                       And Chief Financial Officer
                                       (Principal Financial Officer)



                                            /S/   BRYAN J. FLANAGAN
                                       ---------------------------------------
                                       Bryan J. Flanagan, Senior Vice President
                                       And Controller
                                       (Principal Accounting Officer)

Date:  August 13, 1998