Form 10-Q
period 1998-09-30
HOMESTEAD VILLAGE INC
filed 1998-11-16
CIK 1013256

================================================================================
                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                    FORM 10-Q
                               ------------------
(Mark One)

    [ X ] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

The number of shares outstanding of the Registrant's common stock as of November 12, 1998 was: 38,262,996
 ===============================================================================

                         HOMESTEAD VILLAGE INCORPORATED
                                TABLE OF CONTENTS

                                                                                                             NUMBER
                                                                                                              PAGE
                                                                                                           -----------
PART I.          Condensed Financial Information

       Item 1.   Financial Statements

                 Condensed Balance Sheets (unaudited) - September 30, 1998 and December 31, 1997...........     3

                 Condensed Statements of Operations (unaudited) - Three- and nine-month Periods Ended
                 September 30, 1998 and 1997...............................................................     4

                 Condensed Statements of Cash Flows (unaudited) - Nine-month Periods Ended September 30,
                 1998 and 1997.............................................................................     5

                 Notes to Condensed Financial Statements (unaudited).......................................     6

                 Report of Independent Public Accountants..................................................     12

       Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....     13

PART II.         Other Information

       Item 6.   Exhibits and Reports on Form 8-K.........................................................      20


                         HOMESTEAD VILLAGE INCORPORATED

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                 (In thousands)

                                     ASSETS                                                   September 30,   DECEMBER  31,
                                                                                                   1998            1997
                                                                                              --------------  -------------
Current assets:
     Cash and cash equivalents (including restricted cash of $167 in 1998 and $657 in 1997).    $     12,760 $       2,974

     Accounts receivable, net of allowance of $105 in 1998 and $81 in 1997..................           5,264         1,970
     Other current assets...................................................................           5,153           732
                                                                                                -------------- -------------
          Total current assets..............................................................          23,177         5,676
                                                                                                -------------- -------------
Property and equipment......................................................................       1,122,522       733,321
Less accumulated depreciation...............................................................         (37,665)
                                                                                                                  (17,824)
                                                                                                -------------- -------------
Net investment in property and equipment....................................................       1,084,857       715,497
                                                                                                -------------- -------------
Deposits and pursuit costs, including $5,114 of funds with title companies for property
   acquisitions in 1998 and $7,697 in 1997..................................................          11,231        12,901
Deferred loan costs, net of accumulated amortization of $32,983 in 1998 and $43,297 in
     1997                                                                                              1,993           632
Trademark and intangibles, net of accumulated amortization of $3,569 in 1998 and $1,768
   in 1997                                                                                            44,899        44,447
Other assets ...............................................................................           5,420         4,796
                                                                                                -------------- -------------

   Total assets.............................................................................     $ 1,171,577   $   783,949
                                                                                                ============== =============

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Lines of credit........................................................................    $    292,580     $  96,808
     Mortgage note payable..................................................................          122,028           --
     Development costs payable, including retainage of $18,107 in 1998 and $21,966 in
        1997                                                                                          28,848        34,079
     Due to affiliate.......................................................................             339           133
     Accrued interest payable to affiliates.................................................           6,972         2,540
     Accrued real estate taxes..............................................................           6,146         2,900
     Accounts payable and other accrued expenses............................................          16,505         8,882
                                                                                                -------------- -------------
          Total current liabilities.........................................................         473,418       145,342
Convertible mortgage notes payable to affiliates............................................         221,334       301,606
Other long-term liabilities.................................................................           8,067         8,070
                                                                                                -------------- -------------
          Total liabilities.................................................................         702,819       455,018
Commitments and contingencies
Shareholders' equity:
     Common stock,  $.01 par value,  249,823  shares  authorized,  38,263 shares issued and  outstanding in 1998 and 27,805 shares issued and outstanding in
        1997                                                                                             383           278
     Preferred stock, 177 shares authorized, none issued....................................              --            --
     Additional paid-in capital.............................................................         474,554       318,667
     Retained earnings (accumulated deficit)................................................          (5,330)       13,098
     Less shares in escrow..................................................................              --        (2,253)
     Less deferred compensation.............................................................            (849)         (859)
                                                                                                -------------- -------------

          Total shareholders' equity........................................................         468,758       328,931
                                                                                                -------------- --------------
          Total liabilities and shareholders' equity........................................     $ 1,171,577   $    783,949
                                                                                                ============== =============




              The accompanying notes are an integral part of these
                    condensed financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          THREE-MONTH PERIODS ENDED            NINE-MONTH PERIODS ENDED
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                   -----------------------------------   -----------------------------------
                                                          1998              1997               1998             1997
                                                        --------          --------           --------          -------
Revenues:
     Room revenue..................................$          38,345    $      15,922     $       97,781   $    40,421
     Other revenue.................................            1,858              285             4,277            829
                                                   -----------------    -------------     --------------   -----------
          Total revenues...........................           40,203           16,207            102,058        41,250
                                                   -----------------    -------------     --------------   -----------

Operating expenses:
     Property operating expenses...................           17,158            6,991             43,456        17,369
     Corporate operating expenses..................            6,347            3,840             16,368        10,988
     Depreciation and amortization.................            8,368            3,640             22,227         7,831
                                                   -----------------    -------------     --------------   -----------
          Total operating expenses.................           31,873           14,471             82,051        36,188
                                                   -----------------    -------------     --------------   -----------

Operating income...................................            8,330            1,736             20,007         5,062

Interest income....................................              203              129                707           421
Interest expense, net of capitalized interest......           (6,679)              --            (13,798)           --
                                                   -----------------    -------------     --------------   -----------

Earnings before income taxes and extraordinary
  item.............................................            1,854            1,865              6,916         5,483
Provision for income taxes.........................               --               --                 --            --
                                                   -----------------    -------------     --------------   -----------
Earnings before extraordinary item.................            1,854            1,865              6,916         5,483
Extraordinary item - loss on early extinguishment
  of debt..........................................          (25,344)              --            (25,344)         --
                                                   -----------------    -------------     --------------   -----------
Net earnings (loss)................................$         (23,490)   $       1,865     $      (18,428)  $     5,483
                                                   =================    ==============    ===============  ============

Basic weighted average shares outstanding..........           38,263           24,936             37,430        22,381
                                                   =================    ==============    ===============  ============
Diluted weighted average shares outstanding........           38,263           46,218             37,430        40,498
                                                   =================    ==============    ===============  ============

Earnings (loss) per share:
Basic earnings before extraordinary item...........$            0.05    $        0.07     $          0.19  $      0.24
Extraordinary item-loss on early extinguishment of
  debt ............................................            (0.66)              --               (0.68)          --
                                                   =================    ==============    ===============  ============
Basic earnings (loss)..............................$           (0.61)   $         0.07    $         (0.49)  $      0.24
                                                   =================    ==============    ===============  ============

Diluted earnings before extraordinary item.........$             0.05   $         0.04    $          0.19   $      0.14
Extraordinary item-loss on early extinguishment
  of debt .........................................            (0.66)              --               (0.68)           --
                                                   -----------------    --------------    ---------------  ------------
Diluted earnings (loss)............................$           (0.61)   $         0.04      $       (0.49) $       0.14
                                                   =================    ==============    ===============  ============









              The accompanying notes are an integral part of these
                    condensed financial statements.
                                       4

                         HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                          NINE-MONTH PERIODS ENDED
                                                                                               SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                           1998             1997
                                                                                       ------------      -----------
Operating activities:
    Net earnings (loss)...........................................................     $     (18,428)      $   5,483
    Adjustments  to  reconcile  net  earnings to net cash  provided by operating activities:
        Extraordinary item - loss on early extinguishment of debt.................            25,344              --
        Depreciation and amortization.............................................            22,227           7,831
        Deferred compensation.....................................................               510             351
        Amortization of deferred loan costs.......................................             2,665             --
        Amortization of prepaid rent..............................................              --               225
    Change in assets and liabilities:
        Increase in accounts receivable...........................................           (3,294)          (1,809)
        Increase in other current assets..........................................           (4,421)            (448)
        Increase in accrued real estate taxes.....................................            3,246              843
        Increase in accrued interest on convertible mortgage notes................            4,432              --
        Increase in accounts payable and other accrued expenses...................            7,623            6,249
        Increase (decrease) in due to affiliate...................................              206              (15)
                                                                                       --------------   --------------
            Net cash provided by operating activities.............................           40,110           18,710
                                                                                       --------------   --------------

Investing activities:
        Investment in properties, excluding development costs payable.............         (393,185)        (255,081)
        Decrease (increase) in deposits and pursuit costs.........................            1,670           (3,682)
        Increase in other assets..................................................           (1,207)          (3,619)
                                                                                       --------------   --------------
            Net cash used in investing activities.................................         (392,722)        (262,382)
                                                                                       --------------   --------------

Financing activities:
        Proceeds from lines of credit.............................................          325,772           27,408
        Payments on lines of credit...............................................         (130,000)             --
        Deferred loan costs for line of credit....................................           (3,281)          (1,049)
        Proceeds from convertible mortgage notes payable..........................           17,013          158,250
        Payment of convertible mortgage notes payable.............................          (98,028)              --
        Proceeds from mortgage note payable.......................................          122,028               --
        Proceeds from sale of shares, net of expenses.............................          154,241              --
        Payment to extinguish debt................................................          (25,344)             --
        Payments on other long-term liabilities...................................               (3)             --
        Repurchase of stock.......................................................              --              (126)
        Exercise of warrants for common stock.....................................              --            56,827
                                                                                       --------------   --------------
            Net cash provided by financing activities.............................          362,398          241,310
                                                                                       --------------   --------------
Net increase in cash and cash equivalents.........................................            9,786           (2,362)
Cash and cash equivalents, beginning of period....................................            2,974            7,415
                                                                                       --------------   --------------
Cash and cash equivalents, end of period..........................................     $      12,760    $      5,053
                                                                                       ==============   ==============

Non-cash investing and financing transactions:

        Increase in property and equipment, and development cost payable..........     $      5,231     $     20,291
                                                                                       ==============   ==============

        Increase in property and equipment, and accrued interest payable to            $         --     $      6,055
                                                                                       ==============   ==============

        Increase in property and equipment from capitalization of loan costs......     $       1,249    $      1,877
                                                                                       ==============   ==============

        Increase in trademark and intangibles arising from release of shares in        $      2,253     $     14,488
                                                                                       ==============   ==============

        Loan costs resulting from issuance of convertible mortgage debt...........     $       1,251    $     10,830
                                                                                       ==============   ==============

        Decrease in deferred tax asset and deferred tax liability.................     $         --     ($       1,657)
                                                                                       ==============   ==============




                   The  accompanying   notes  are  an  integral  part  of  these
                    condensed financial statements.
                                       5

                         HOMESTEAD VILLAGE INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1--GENERAL

     The financial statements of Homestead Village Incorporated ("Homestead") as of September 30, 1998 and for the three and nine-month periods ended September 30, 1998 and 1997, are unaudited and certain information and footnote disclosures normally included in financial statements have been omitted. While management of Homestead believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in Homestead's 1997 Annual Report on Form 10-K.

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements  contain  all  adjustments,   consisting  only  of  normal  recurring
adjustments, necessary for a fair presentation of Homestead's financial statements for the interim periods presented. The results of operations for the three and nine-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

      In April 1998 the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities" establishing accounting standards requiring the expensing of organizational, pre-opening, and start-up costs. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Restatement of financial statements for earlier periods is prohibited. Upon adoption, any unamortized organizational, pre-opening and start-up costs will be written off and charged to first quarter 1999 operations as a cumulative effect of adoption of an accounting standard. Homestead is in the process of evaluating SOP 98-5 and will adopt the standard in the beginning of its 1999 fiscal year. The impact of adoption of SOP 98-5 on Homestead's results of operations and financial position has not been quantified.


NOTE 2--PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                                1998                 1997
                                                                          ----------------    ----------------
                                                                            (UNAUDITED)

            Completed properties:
                 Land                                                     $       174,856     $        100,118
                 Buildings and improvements...........                            572,011              329,045
                 Furniture, fixtures and equipment....                             93,178               49,773
                                                                          ----------------    -----------------
                                                                                  840,045              478,936
            Properties under construction.............                            159,158              213,283
            Properties in planning and owned..........                            118,517               32,984
            Land held for future development..........                                --                 1,463
            Land held for sale........................                              4,802                6,655
                                                                          ----------------    -----------------
                      Total...........................                    $     1,122,522     $        733,321
                                                                          ================    =================


                         HOMESTEAD VILLAGE INCORPORATED
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3--DEBT

   Lines of Credit

         On April 24, 1998 Homestead renewed its existing revolving line of credit facility with Commerzbank AG ("CAG"), as agent for the lenders, for a one-year term, with an increase in total borrowing capacity to $150 million, subject to collateral requirements. Borrowings bear interest at the Eurodollar rate plus 1.5% to 2.5% per annum, depending upon the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Alternatively, borrowings bear interest at a base rate defined as the higher of prime rate plus a margin of 0.5% to 1.5% or the federal funds rate plus a margin of 1% to 2%, with the margin dependent on the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Average unfunded balances bear a commitment fee of 0.375% per annum.

         On April 24, 1998 Homestead also entered into a separate $50 million one-year revolving line of credit facility with CAG of which $30 million was available for borrowing on an unsecured basis through September 30, 1998. Subsequent to September 30, 1998, borrowings on the $50 million line of credit are subject to collateral requirements. Borrowings bear interest at the Eurodollar rate plus 2.75% per annum or, alternatively, at a base rate defined as the higher of prime rate plus 1.75% or the federal funds rate plus 2.25%. Average unfunded balances bear a commitment fee of 0.5% per annum.

     On June 15, 1998 Homestead entered into an additional $200 million line of credit facility with CAG which bears interest at the Eurodollar rate plus 1% (1.25% after six months) or at a base rate of prime (prime plus 0.25% after six months). The average unfunded balance bears a commitment fee of 0.25% per annum. The line expires February 23, 1999. Homestead has obtained a subscription agreement from Security Capital for $200 million of Homestead subordinated debentures to secure this obligation. If the subscription is called by Homestead or Homestead receives proceeds from any offering of securities, the proceeds must be used to first repay the lines of credit to CAG and second to fund projects under development which secure the other CAG credit facilities. The debentures would bear interest at a rate of 0.25% over the rate Homestead incurs under the $50 million credit facility with CAG. Homestead may repurchase the debentures with the proceeds of an equity offering within 90 days of issuance of the debentures, otherwise the debentures convert to Homestead common stock at the lower of the 20-day average trading price of Homestead common stock immediately before execution of the subscription agreement or immediately before the 90th day after issuance. The subscription agreement expires the earlier of June 30, 1999 or two weeks after termination of the $200 million credit agreement. The subscription obligation will be reduced or terminated to the extent Homestead issues equity securities to any third party, or to Security Capital pursuant to a separate offering and the proceeds are used to repay the $200 million credit facility and any remaining proceeds are used to fund projects under development which secure the other CAG credit facilities. In conjunction with Security Capital's entering into the subscription agreement, Homestead paid an arrangement fee to Security Capital of $600,000.

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

                        HOMESTEAD VILLAGE INCORPORATED
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

     The lines of credit covenant ratios were amended in conjunction with Homestead entering into the new mortgage note (described below). As amended, Homestead may incur indebtedness secured by a lien up to 55% of gross asset value through the earlier of the date the new mortgage note is repaid or October 1, 1998 or, if the $200 line of credit has been repaid, until the earlier of June 30, 1999 or the date the new mortgage note is repaid. Further, until the earlier of June 30, 1999 or the date the new mortgage note is repaid, the debt service coverage ratio, including debt outstanding under the $200 million facility, is required to be no less than 1.3 to 1 for third and fourth quarters 1998 and 1.4 to 1 for first quarter of 1999, and excluding the $200 million facility, is required to be no less than 1.3 to 1 for third quarter 1998, 1.4 to 1 for fourth quarter 1998, and no less than 1.6 to 1 for the first quarter of 1999. Homestead was in compliance with all such covenants as of September 30, 1998. See Note 8 regarding the expected effect on compliance with the debt service coverage ratio in fourth quarter 1998 due to anticipated expenses of reorganization of Homestead's development effort.

     Convertible Mortgage Notes Payable

     At September 30, 1998 Homestead owed convertible mortgage notes to Archstone Communities Trust ("Archstone"), formerly Security Capital Pacific Trust ("PTR"), an affiliate, of $221,333,620. The notes are collateralized by Homestead properties (54 Homestead properties at $360 million of historical cost mortgaged to Archstone at September 30, 1998). The notes accrue interest at 9.0% on the principal amount, and require interest only payments every six months on May 28 and November 28. The notes are due October 31, 2006, and are callable on or after May 28, 2001. The notes are convertible, at the option of the holder, into shares of Homestead common stock at a conversion ratio equal to one share of common stock for every $11.50 of principal amount outstanding. Deferred financing costs and the premium and discount on the respective fundings have been fully amortized. No further funding commitment is available under the mortgage notes.

     Mortgage Note

     On July 6, 1998, Homestead entered into a mortgage loan purchase agreement with Security Capital Atlantic Incorporated ("ATLANTIC") and Merrill Lynch Mortgage Capital Inc ("MLMC") whereby $98 million of Homestead convertible mortgage notes held by ATLANTIC were modified to, among other things, eliminate their convertibility feature in exchange for a payment of $21.4 million from Homestead to ATLANTIC. The amount paid to ATLANTIC was based on trailing market prices of Homestead common stock at the time the agreement was entered into, which exceeded the conversion price of the convertible mortgage notes at that date. Homestead funded the payment with the proceeds received from the sale of $24 million of 7.5% convertible subordinated debentures. Also pursuant to the mortgage loan purchase agreement ATLANTIC sold the amended notes to MLMC for $98 million. On August 7, 1998, Homestead converted the $98 million of mortgage notes and the $24 million of 7.5% convertible subordinated debentures into a $122 million mortgage of a newly formed special purpose subsidiary of Homestead. The note is collateralized by 26 Homestead properties (totaling $227 million of historical cost at September 30, 1998) which were formerly collateral for the ATLANTIC mortgage notes. The $122 million mortgage note matures June 30, 1999 and provides for interest only monthly payments of LIBOR plus 1.70% through September 30, 1998, LIBOR plus 2.0% through November 30, 1998, and LIBOR plus 2.25% thereafter. MLMC has mutually exclusive extension rights to either give notice by December 15, 1998 to extend the maturity of the mortgage note to June 30, 2001 (the "2 Year Extension Notice") or give notice by June 10, 1999 to extend the maturity of the mortgage note to at least June 30, 2006 or as late as September 30, 2009 (the "7 - 10 Year Extension Notice"). If extended, the note will bear interest at LIBOR plus 2.5% (3.5% if the collateral properties do not generate net operating income, as defined, of $18 million for the year ended June 30, 1999). No assurance can be given that MLMC will elect to extend the mortgage note. Homestead may prepay the mortgage note in whole or in part prior to June 30, 1999 or, if the 2 Year Extension Notice is given, Homestead may prepay in whole or in part by June 30, 2001.

                         HOMESTEAD VILLAGE INCORPORATED
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)



     The transaction resulted in an early extinguishment of debt measured as the difference between the $98 million carrying amount of the original mortgage notes to ATLANTIC and the amount paid to extinguish the debt, including transaction costs. Such loss on extinguishment of debt and transaction costs amounted to $25.3 million and was recorded as an extraordinary item in third quarter 1998.

     The  elimination  of the conversion  option  attached to the mortgage notes
reduced   Homestead's   contingently   issuable   shares  of  common   stock  by
approximately 8.5 million shares.

   Interest

     Homestead incurred total interest cost of $34,146,000 and $59,559,000 for the nine-month periods ended September 30, 1998 and 1997, respectively, of which $20,348,000 and $59,559,000 were capitalized, respectively. Interest paid in cash in the nine-month periods ended September 30, 1998 and 1997 was $24,100,000 and $6,359,200, respectively.


NOTE 4--SHAREHOLDERS' EQUITY

   Shelf Offering

     On November 10, 1998, Homestead filed a shelf registration statement with the Securities and Exchange Commission, which has not yet been declared effective, for up to $356,402,600 of any combination of preferred stock, debt securities and securities warrants and up to a total of $500,000,000 including common stock. Once effective, the securities issuable under the registration may be offered from time to time, in amounts, at prices and on terms to be set forth at the time of the offerings.

   Rights Offering

     On January 15, 1998, Homestead completed a Rights Offering for 10,426,840 common shares at $15 per share resulting in gross proceeds of $156,402,600. After costs of the offering, which included a fee of 1% of gross proceeds to Security Capital Markets Group Incorporated, a wholly-owned subsidiary of Security Capital, net proceeds to Homestead were approximately $154.2 million. Proceeds were used to repay outstanding balances on Homestead's lines of credit and for land acquisition and development costs.

     Security Capital, Homestead's majority shareholder, purchased 8,429,225 shares in the Rights Offering (80.8% of the offered shares) at the same price paid by the public. Upon completion of the Rights Offering Security Capital owned 69.3% of Homestead's outstanding common shares.

   Per Share Data

     On December 31, 1997 Homestead adopted Financial Accounting Standards Board Statement No. 128, Earnings per Share ("SFAS 128"), which requires a presentation of basic earnings per share, calculated by dividing net earnings available to common shareholders by weighted average common shares outstanding and a presentation of diluted earnings per share, calculated by dividing adjusted earnings available to common shareholders, assuming dilution, by adjusted weighted average common shares outstanding. Adjusted earnings available for common shareholders adds back all net interest expense from convertible mortgage notes. Adjusted weighted average shares outstanding includes the dilutive effect of options and warrants using the treasury stock method and the dilutive effect of the convertible mortgage notes. In the three and nine-month periods ended September 30, 1998 the effect of the loss on early extinguishment of debt results in basic loss per share being the most dilutive result. In the three and nine-month periods ended September 30, 1997 the restatement of earnings per share required by SFAS 128 resulted in no change and an increase of $0.02, respectively, in basic earnings per share from the prior presentation and no change in diluted earnings per share from the prior presentation.

     The following is a reconciliation of the denominator used to calculate basic earnings per common share to the denominator used to calculate diluted earnings per common share under SFAS No. 128 for the periods indicated (in thousands, except per common share amounts):
                                       9

                        HOMESTEAD VILLAGE INCORPORATED
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)




                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30               September 30
                                                                     1998        1997           1998        1997
                                                                  ----------- -----------    ----------- -----------
Earnings (loss) attributable to common shares..................   ($  23,490) $     1,865    ($   18,428)$     5,483
                                                                  =========== ===========    =========== ===========

Basic weighted average shares outstanding......................       38,263      24,936         37,430      22,381
    Incremental options and warrants...........................          --        1,530            --        2,635
    Conversion of convertible mortgage notes...................          --       19,752            --       15,482
                                                                  ----------- -----------    ----------- -----------
Adjusted weighted average shares outstanding                          38,263      46,218         37,430      40,498
                                                                  =========== ===========    =========== ===========

Earnings (loss) per share attributable to common shares:
    Basic......................................................   ($     0.61)$     0.07     ($    0.49) $     0.24
                                                                  =========== ===========    =========== ===========
    Diluted....................................................   ($    0.61) $     0.04     ($    0.49) $     0.14
                                                                  =========== ===========    =========== ===========


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

     At September 30, 1998, Homestead had, for federal income tax reporting purposes, estimated net operating loss carryforwards of approximately $73,000,000, which expire $4,200,000 in the year 2011, $24,800,000 in the year
2017 and $44,000,000 in the year 2018.


NOTE 6--ADMINISTRATIVE SERVICES AGREEMENT

         Homestead and Security Capital have an administrative services agreement (the "Administrative Services Agreement"), pursuant to which Security Capital provides Homestead with administrative services with respect to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable administration, internal audit, cash management, human resources, management information systems, tax and legal administration, research, shareholder communications and investor relations. The fees payable to Security Capital are based on identifiable costs incurred by Security Capital on behalf of Homestead plus 20% to cover overhead. Any arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. Total administrative services fees for the nine-month periods ended September 30, 1998 and 1997 were $3,084,000 and $1,620,000, respectively. The
Administrative Services Agreement, which expires December 31, 1998, is renewable for a one-year term, subject to approval by a majority of the independent members of the Homestead Board.

     Homestead believes its relationship with Security Capital under this agreement provides it with certain advantages, including access to greater quality and depth of management personnel and resources, highly focused research, information systems, insurance, cash management and legal support provided at substantial economies of scale.

                        HOMESTEAD VILLAGE INCORPORATED
               NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)



NOTE 7--COMMITMENTS AND CONTINGENCIES

   Unfunded Development Commitments

     At September 30, 1998, Homestead had approximately $113 million of unfunded commitments for developments under construction. Homestead anticipates completing development of properties under construction utilizing present financing sources, cash on hand, and cash flow from operations.

   Finder's Agreement

     Homestead has a series of agreements with an unaffiliated person ("Finder") who developed the Homestead Village concept and has performed certain services. The agreements which expire February 5, 2043, provide for payments to Finder as follows: (i) $535,000 annually with respect to the four properties for which Finder assisted in the location, development and initial operations; (ii) an annual amount of $7,500 per property (subject to certain conditions as defined in the agreements) for assistance in site location with respect to the first 35 properties constructed (other than the four properties referred to in (i) above); (iii) 20% of the net proceeds as defined per the agreements, upon the sale of the four properties noted in (i) above to an unaffiliated third party; and (iv) 10% of the net proceeds as defined per the agreements, upon the sale of the additional 35 properties to an unaffiliated third party. No such sales have occurred to date. Total payments under these agreements for the nine-month periods ended September 30, 1998 and 1997 were $553,300 and $545,200, respectively.


NOTE 8--SUBSEQUENT EVENT

     In fourth quarter 1998, in light of the difficult environment in capital markets and the resulting limited availability of new financing for additional commitments for developments, Homestead reorganized its internal development department and terminated approximately 40 full-time persons. In addition, Homestead is reviewing its land sites owned and its contracts for purchases of development sites and is aligning its decisions to develop and/or acquire sites for development with its ability to obtain specific financings or its ability to use cash flow from operations. In conjunction with the severance of development personnel and changed expectations to pursue development of certain sites owned or under contract for acquisition, Homestead anticipates recording an accrual for expenses of severance and abandoned pursuits totaling approximately $6 to $7 million. As a result of the reorganization expense, Homestead anticipates it will not meet its bank lines of credit debt service coverage ratio covenant for fourth quarter 1998. Homestead has initiated discussions with the banks to seek a waiver of this covenant for fourth quarter 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Homestead Village Incorporated:


     We have made a review of the accompanying condensed consolidated balance sheet of Homestead Village Incorporated (a Maryland corporation) and subsidiaries as of September 30, 1998 and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 1998 and the related condensed consolidated statement of cash flows for the nine-month period ended September 30, 1998. These financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
October 23, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Homestead's 1997 Annual Report on Form 10-K (the "1997 Form 10-K") as well as the financial statements and the notes thereto in Item 1 of this report. In addition to historical information, this discussion contains forward-looking statements under the federal securities laws. These statements are based on current expectations, estimates and projections about the industry and markets in which Homestead operates, management's beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult to predict. Actual operating results may be affected by changes in national and local economic conditions, competitive market conditions, changes in financial markets or interest rates that could adversely affect Homestead's cost of capital and its ability to meet its financing needs and obligations, weather, obtaining governmental approvals and meeting development schedules, and therefore, may differ materially from what is expressed or forecasted in this discussion.

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


OVERVIEW

     Homestead's overall results of operations and financial position are significantly influenced by its development activity. During the nine-month period ended September 30, 1998, Homestead started construction on 15 properties consisting of 1,910 rooms and completed 40 properties consisting of 5,318 rooms. As of September 30, 1998, Homestead has 111 Homestead Village properties in operation representing in the aggregate 14,991 rooms in 35 cities and had 25 Homestead Village properties under construction totaling 3,233 rooms within 10 of these cities as well as 2 additional cities. Homestead owns additional development sites and has additional sites under contractual control (land which is under control through contingent contract or letter of intent). In light of the present difficult environment in capital markets Homestead, as of the fourth quarter 1998, has reorganized its development effort and anticipates recording an accrual for expenses of severance of development personnel and abandoned pursuits totaling approximately $6 to $7 million. Homestead also anticipates a slower growth rate in 1999 versus its historical number of property development starts and property openings.

     Homestead's operating results are substantially influenced by (i) the demand for and supply of extended-stay lodging in Homestead's markets and submarkets, (ii) occupancy and average weekly rate, (iii) the effectiveness of property level operations and (iv) the pace and cost at which Homestead can develop additional extended-stay lodging properties. Capital and credit market conditions which affect Homestead's ability to access the capital and credit markets and the cost of capital will influence future operating results.

     As of September 30, 1998, Homestead had approximately $636 million of indebtedness outstanding and expects to utilize an additional approximate $86 million of its lines of credit to fund developments in process. Approximately $200 million of this indebtedness matures in the first quarter of 1999, and approximately $300 million matures in the second quarter of 1999. Homestead is in discussion with its lenders and other parties regarding the refinancing of its indebtedness maturing next year and will seek to refinance or extend all of this indebtedness. Homestead is also exploring other means to obtain financing to replace existing indebtedness and to fund additional development.

RESULTS OF OPERATIONS

   Interim Period Comparison

     Net earnings before extraordinary item increased $1.4 million for the nine-month period ended September 30, 1998 as compared to the same period in 1997. This increase is primarily attributable to increases in net property operating income offset by increases in net interest expense, corporate operating expenses, and depreciation and amortization. Net earnings decreased $25.3 million for the three-month period ended September 30, 1998 as compared to the same period in 1997 and decreased $23.9 million for the nine-month period ended September 30, 1998 as compared to the same period in 1997. These decreases are primarily due to the loss on extinguishment of debt of $25.3 million recorded as an extraordinary item in the third quarter. See "Liquidity and Capital Resources" for further discussion of the transaction. A discussion of the major components of net earnings follows.

   Property Operations

     The following table sets forth certain information for Homestead's total operating property portfolio for the periods indicated:

                                                                      THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                                  --------------------------- --------------------------
                                                                      1998          1997          1998         1997
                                                                      ----          ----          ----         ----
            Weekly RevPAR(1)................                          $222          $194          $215         $195
            Average Weekly Rate(2)..............................      $301          $253          $296         $252
            Occupancy...........................................      73.9%        76.6%         72.5%        77.2%
            Number of Operating Properties at Period End........       111           50           111           50
            Property Operating Income Margin....................      56.8%        56.9%         57.0%        57.7%
----------

(1) Weekly RevPAR is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.

(2) Average weekly rate is determined by dividing room revenue by the number of guest room days occupied for the period and multiplying by seven.

     Homestead's 61 property openings from the end of the third quarter of 1997 through the end of the third quarter of 1998 were the primary reason for the reported room revenue increase of $57.4 million for the nine months ended September 30, 1998 as compared to the same period in 1997. The increase in room revenue was also due in part to an increase in the weekly RevPAR of $20 (10.3%) in the nine months ended September 30, 1998 compared to 1997.

     Total property operating expenses increased from $17.4 million to $43.5 million over the same period, an increase of $26.1 million for the nine months ended September 30, 1998. The increase is due primarily to an increase in the number of operating properties as noted above. Homestead's property openings in the latter part of 1997 and through the third quarter 1998 were the primary reason for the slight decrease in property operating income margin to 57.0% as such new openings were in their lease up phase during parts of the nine-month period ended September 30, 1998.

   Homestead Stabilized, Comparable Properties

     Homestead had 35 properties which were stabilized and operating in both the nine-month periods ended September 30, 1998 and 1997. All but 12 of such comparable properties are located in Texas. RevPAR for the nine months ended September 30, 1998 for these properties increased to $215 from $203 for the same period in 1997. The RevPAR increase was due primarily to an increase in average weekly rates for such properties to $274 from $250, respectively, an increase of 9.6%. The increase in RevPAR due to rate increases was offset in part by a decrease in occupancy to 78.5% from 81.1% for the nine months ended September 30, 1998 as compared to the same period in 1997. The decrease in occupancy is believed to be the result of rate increases and competition in certain markets, especially in the Southwest. Property operating margins decreased for the nine-month period to 57.4% in 1998 versus 57.6% in 1997 due to increased local sales costs, increased costs for new security services, and, most significantly, one-time additional costs in first quarter of 1998 for the use of Homestead personnel in returning rooms to service which had been out of service for refurbishment.

   Stabilized Properties Operations

     The 79 stabilized properties showed improved operating performance over the 35 stabilized properties for the nine-month period ended September 30, 1998 as compared to the same period in 1997 with a 9.4% increase in RevPAR to $222 (from $203 for the nine-month period ended September 30, 1997). These improvements are primarily attributable to a 17.3% increase in the average weekly rate offset in part by a decrease in occupancy to 75.6% from 81.1%. The decrease in occupancy is believed to be the result of rate increases and competition in certain markets, especially in the Southwest.

   Corporate Operating Expenses

     Corporate operating expense increased $5.4 million for the nine-month period ended September 30, 1998 as compared to the same period in 1997. The increase is attributed to the continued growth of the company since the first half of 1997 when Homestead was still in the process of developing a corporate infrastructure in support of a rapidly growing entity and includes costs for additional personnel in operations, marketing and finance.

   Depreciation and Amortization

     Depreciation and amortization increased $14.4 million for the nine months ended September 30, 1998 as compared to the same period in 1997. Depreciation of the cost of properties and improvements is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense (exclusive of amortization) increased approximately $13.4 million for the nine-month period ended September 30, 1998 as compared to the same period in 1997 due to the increased number of properties operating for the nine-month period ended September 30, 1998 as compared to the same period in 1997.

     Amortization of the trademarks and other intangibles is calculated on a straight-line basis over a period of 20 years. Increased amortization of $1 million for the nine-month period ended September 30, 1998 as compared to the same period in 1997 is due to amortization of increases in the total Homestead Village trademark and other intangibles asset.

   Interest Income

     Interest income of $707,000 for the nine months ended September 30, 1998 was a result of interest earned from investment of excess cash on hand.

   Interest Cost

     Homestead's gross interest cost includes amortization of non-cash financing costs arising from the issuance of warrants used to obtain the commitment for the convertible mortgage notes financing and the differential between the conversion price of the mortgage notes and the merger date value of Homestead's common stock. Exclusive of such amortized amounts Homestead's interest cost (comprised of interest on the mortgages, amortization of premiums and discounts on the mortgages, interest on its lines of credit borrowings, and amortization of deferred financing costs paid to obtain the lines of credit) increased $12.1 million for the nine-month period ended September 30, 1998 as compared to the same period in 1997. The increase is due to the increase in investments in operating and under construction properties and the corresponding increase in notes payable and the lines of credit borrowings (used to finance the increase in investments) for the nine-month period ended September 30, 1998 as compared to the same period in 1997.

     Homestead's total interest cost, including the amortization of non-cash mortgage financing costs described above, decreased $25.4 million for the nine-month period ended September 30, 1998 compared to the same period in 1997. The decrease was due to the greater amortization of the non-cash financing costs associated with the mortgages in 1997 versus 1998. Total interest incurred was offset by capitalization of interest resulting in net interest expense of $13.8 million and none for the nine-month periods ended September 30, 1998 and 1997, respectively. This net interest expense increase in 1998 over 1997 is the result of increases in total debt and related interest expense relative to the amount of construction in progress in the periods which result in a proportionate decrease in the amounts of interest eligible for capitalization.

ENVIRONMENTAL MATTERS

         Homestead is not aware of, nor does it expect, any environmental condition on its properties to have a material adverse effect upon its business, results of operations or financial position.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998 Homestead had 25 properties under construction and had additional sites owned and under contractual control. Unfunded development commitments for the properties under construction as of September 30, 1998 approximate $113 million. Homestead has borrowings of $292.6 million outstanding under its lines of credit as of September 30, 1998 leaving $107.4 million capacity under the lines, subject to collateral requirements. Homestead estimates its availability under the lines approximates $86 million based on available collateral. Homestead anticipates completing development of properties under construction utilizing these financing sources, cash on hand, and cash flow from operations.

     In fourth quarter 1998, in light of the difficult environment in capital markets and the resulting limited availability of new financing for additional commitments for developments, Homestead reorganized its internal development department and terminated approximately 40 full-time persons. In addition, Homestead is reviewing its land sites owned and its contracts for purchases of development sites and is aligning its decisions to develop and/or acquire sites for development with its ability to obtain specific financings or its ability to use cash flow from operations. In conjunction with the severance of development personnel and changed expectations to pursue development of certain sites owned or under contract for acquisition, Homestead anticipates recording an accrual for expenses of severance and abandoned pursuits totaling approximately $6 to 7 million.

     On November 10, 1998, Homestead filed a shelf registration statement with the Securities and Exchange Commission, which has not yet been declared effective, for up to $356,402,600 of any combination of preferred stock, debt securities and securities warrants and up to a total of $500,000,000 including common stock. Once effective, the securities issuable under the registration may be offered from time to time, in amounts, at prices and on terms to be set forth at the time of the offerings.

     On April 24, 1998 Homestead renewed its existing revolving line of credit facility with Commerzbank AG ("CAG"), as agent for the lenders, for a one-year term, with an increase in total borrowing capacity to $150 million, subject to collateral requirements. Borrowings bear interest at the Eurodollar rate plus 1.5% to 2.5% per annum, depending upon the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Alternatively, borrowings bear interest at a base rate defined as the higher of prime rate plus a margin of 0.5% to 1.5% or the federal funds rate plus a margin of 1% to 2%, with the margin dependent on the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Average unfunded balances bear a commitment fee of 0.375% per annum.

     On April 24, 1998 Homestead also entered into a separate $50 million one-year revolving line of credit facility with CAG of which $30 million was available for borrowing on an unsecured basis through September 30, 1998. Borrowings bear interest at the Eurodollar rate plus 2.75% per annum or, alternatively, at a base rate defined as the higher of prime rate plus 1.75% or the federal funds rate plus 2.25%. Average unfunded balances bear a commitment fee of 0.5% per annum.

     On June 15, 1998 Homestead entered into an additional $200 million line of credit facility with CAG which bears interest at the Eurodollar rate plus 1%

(1.25% after six months) or at a base rate of prime (prime plus 0.25% after six months). The average unfunded balance bears a commitment fee of 0.25% per annum. The line expires February 23, 1999. Homestead has obtained a subscription agreement from Security Capital for $200 million of Homestead subordinated debentures to secure this obligation. If the subscription is called by Homestead or Homestead receives proceeds from any offering of securities, the proceeds must be used to first repay the lines of credit to CAG and second to fund projects under development which secure the other CAG credit facilities. The debentures would bear interest at a rate of 0.25% over the rate Homestead incurs under the $50 million credit facility with CAG. Homestead may repurchase the debentures with the proceeds of an equity offering within 90 days of issuance of the debentures, otherwise the debentures convert to Homestead common stock at the lower of the 20-day average trading price of Homestead common stock immediately before execution of the subscription agreement or immediately before the 90th day after issuance. The subscription agreement expires the earlier of June 30, 1999 or two weeks after termination of the $200 million credit agreement. The subscription obligation will be reduced or terminated to the extent Homestead issues equity securities to any third party, or to Security Capital pursuant to a separate offering and the proceeds are used to repay this credit facility and any remaining proceeds are used to fund projects under development which secure the other CAG credit facilities. In conjunction with Security Capital's entering into the subscription agreement, Homestead paid an arrangement fee to Security Capital of $600,000.

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

     The lines of credit covenant ratios were amended in conjunction with Homestead entering into the new mortgage note (described below). As amended, Homestead may incur indebtedness secured by a lien up to 55% of gross asset value through the earlier of the date the new mortgage note is repaid or October 1, 1998 or, if the $200 line of credit has been repaid, until the earlier of September 30, 1999 or the date the new mortgage note is repaid. Further, until the earlier of September 30, 1999 or the date the new mortgage note is repaid, the debt service coverage ratio, including debt outstanding under the $200 million facility, is amended to be no less than 1.3 to 1 for third and fourth quarters 1998 and 1.4 to 1 for first quarter of 1999, and excluding the $200 million facility, is amended to be no less than 1.3 to 1 for third quarter 1998,
1.4 to 1 for fourth quarter 1998, and no less than 1.6 to 1 for the first quarter of 1999. Homestead was in compliance with all such covenants as of September 30, 1998. As a result of the reorganization expense to be recorded in fourth quarter 1998 discussed above, Homestead anticipates it will not meet its bank lines of credit debt service coverage ratio covenant for fourth quarter 1998. Homestead has initiated discussions with the banks to seek a waiver of this covenant for fourth quarter 1998.

         On July 6,  1998,  Homestead  entered  into a  mortgage  loan  purchase agreement with ATLANTIC and MLMC whereby the $98 million of Homestead convertible mortgage notes held by ATLANTIC were modified to, among other things, eliminate their convertibility feature in exchange for a payment of $21.4 million from Homestead to ATLANTIC. The amount paid to ATLANTIC was based on trailing market prices of Homestead Common Stock at the time the agreement was entered into, which exceeded the conversion price of the convertible mortgage notes at that date. Homestead funded the payment with the proceeds received from the sale of $24 million of 7.5% convertible subordinated debentures. Also pursuant to the mortgage loan purchase agreement ATLANTIC sold such amended notes to MLMC for $98 million. On August 7, 1998, Homestead converted the $98 million of mortgage notes and the $24 million of 7.5% conver-tible subordinated debentures into a $122 million mortgage of a newly formed special purpose subsidiary of Homestead. The note is collateralized by 26 Homestead properties (totaling $227 million of historical cost at September 30, 1998) which were formerly collateral for the ATLANTIC mortgage notes. The $122 million mortgage note matures September 30, 1999 and provides for interest only monthly payments of LIBOR plus 1.70% through September 30, 1998, LIBOR plus 2.0% through November 30, 1998, and LIBOR plus 2.25% thereafter. MLMC has mutually exclusive extension rights to either give notice by December 15, 1998 to extend the maturity of the mortgage note to September 30, 2001 (the "2 Year Extension Notice") or give notice by June 10, 1999 to extend the maturity of the mortgage note to at least September 30, 2006 or as late as September 30, 2009 (the "7 - 10 Year Extension Notice"). If extended, the note will bear interest at LIBOR plus 2.5% (3.5% if the collateral properties do not generate net operating income, as defined, of $18 million for the year ended September 30, 1999). No assurance can be given that MLMC will elect to extend the mortgage note.
Homestead may prepay the mortgage note in whole or in part prior to September 30, 1999 or, if the 2 Year Extension Notice is given, Homestead may prepay in whole or in part by September 30, 2001.

     The transaction resulted in an early extinguishment of debt measured as the difference between the $98 million carrying amount of the original mortgage notes to ATLANTIC and the amount paid to extinguish the debt, including transaction costs. Such loss on extinguishment of debt was $25.3 million and was recorded as an extraordinary item in third quarter 1998.

     The  elimination  of the conversion  option  attached to the mortgage notes
reduced   Homestead's   contingently   issuable   shares  of  common   stock  by
approximately 8.5 million shares.

     Homestead  is  exploring   the  possible  sale  of  properties  in  certain
non-strategic markets. The proceeds of such a sale would be used to pay down existing debt. No assurance can be given that such a sale will occur.

     Capital resources in addition to those described above will be needed to fund future land acquisitions and developments and to repay or refinance existing debt upon maturity. Homestead may seek additional credit facilities and may seek to issue additional debt or equity securities. Presently, Homestead is exploring possible extension of its bank lines of credit and is exploring alternatives to refinancing the mortgage note to MLMC. Homestead, as discussed above, has also filed a shelf registration statement and is researching various financing alternatives utilizing securities which could be issued under the shelf, once the shelf registration is declared effective. However, there is no assurance that Homestead will be able to obtain such financing as and when required or on acceptable terms.

   Operating Activities

     Net cash flow provided by operating activities increased by $21.4 million for the nine months ended September 30, 1998 as compared to 1997. The increase is due primarily to the growth in the number of operating properties as described under "Results of Operations."

   Investing Activities

     During the nine months ended September 30, 1998 and 1997, Homestead invested $393.2 million and $255.1 million, respectively, in Homestead Village properties. The amounts invested in the nine months ended September 30, 1998 were financed primarily from proceeds from borrowings under the line of credit and proceeds from a $156.4 million Rights Offering which occurred in January 1998. The amounts invested in the nine months ended September 30, 1997 were financed primarily from the proceeds of convertible mortgage loans from PTR and ATLANTIC and proceeds from exercise of warrants. No further funding commitment is available under the mortgage notes.

YEAR 2000

     The Year 2000 issue has arisen as many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. Homestead has adopted a Year 2000 compliance program in an attempt to minimize or prevent the number and seriousness of any disruptions that may occur as a result of the Year 2000 issue. Homestead's compliance program includes an assessment of its hardware and software computer systems ("information technology" systems) and embedded systems ("non-information technology" systems such as lighting, security, fire, card keys, phones, irrigation, elevators, and heating, ventilation, and air conditioning systems), as well as an assessment of the Year 2000 issues relating to third parties with which Homestead has a material relationship or whose systems are material to the operations of Homestead's properties.

     Homestead's computer hardware, operating systems, general accounting, property management systems and principal desktop software applications are Year 2000 compliant as certified by the various vendors. Homestead is currently testing these information technology systems, and expects to complete the testing phase by December 31, 1998. Based on initial testing, management does not anticipate any Year 2000 issues that will materially impact operations or operating results.

     Homestead's property management system software is non-compliant. However, the property management system software vendor has stated that the property management system does not use the date routines associated with the underlying database software. Validation will be completed by December 31, 1998. If the property management system does not pass the validation tests, an upgrade will be necessary. The cost to complete the upgrade, if it is necessary to upgrade, should not exceed $500,000 and it is expected the upgrade would be completed by end of second quarter 1999.


     Homestead's critical non-information technology systems are being inventoried and are being assessed for Year 2000 compliance by contacting the vendors of the systems. The review, testing and verification of these systems is expected to be complete by the first quarter of 1999 and costs are not expected to be material.

     Homestead has surveyed its financial institutions and major vendors to determine the extent to which Homestead is vulnerable to third parties' failure to resolve their Year 2000 issues. Homestead will be able to more adequately assess its third party risk when responses are received from the majority of the entities contacted.

     Management believes its planning efforts are adequate to address the Year 2000 issue and that its risks are primarily those that it cannot directly control, including the readiness of its major vendors and financial institutions. Failure on the part of these entities to become Year 2000 compliant could result in disruption in the Homestead's cash receipt and disbursement functions. There can be no guarantee, however, that the systems of unrelated entities upon which the Homestead's operations rely will be corrected on a timely basis and will not have a material adverse effect on the company.

     Homestead does not have a formal contingency plan or a timetable for implementing one. Contingency plans will be established, if they are deemed necessary, after Homestead has adequately assessed the impact on operations should third parties fail to properly respond to their Year 2000 issues.

     Homestead's historical costs for addressing the Year 2000 issue are not material and management does not anticipate that its future costs associated with the Year 2000 issue will be material. Third-party costs and software upgrades or replacements for Year 2000 issues are not expected to exceed $500,000. Homestead does not separately track the internal costs incurred for Year 2000 compliance issues. Such costs are principally the related payroll costs of its information technology group. Although the cost of recently replacing Homestead's key information technology systems was substantial, the replacements were made to improve operational efficiency and were not accelerated due to the Year 2000 issue. Homestead has not delayed any material projects as a result of the Year 2000 issue. Funds expended to address Year 2000 issues have been made from operating cash flow.

     There can be no assurances that Year 2000 remediation by Homestead or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on Homestead, its business and its financial condition. Homestead cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 issue; and (ii) whether broad-based or systemic economic failures may occur. Failures could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or disruption of hotel reservations made on centralized reservation systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and the company's dependence on third parties, Homestead is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company. Homestead's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 issue and management believes that the possibility of significant interruptions of normal operations should be reduced.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)          Exhibits:



Exhibit 10.1 $122,028,471 Consolidated, Amended, Renewed and Restated Mortgage Note, made by Borrower in favor of Midland

Exhibit 10.2 Consolidated, Amended and Restated Mortgage, Deed of Trust, Deed to Secure Debt, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits, from Borrower to (A)(i) Alexander Title Agency, Inc., with respect to the properties located in Maryland and Virginia,
               (ii)Chicago Title Insurance Company, with respect to the properties located in North Carolina; and (iii) Joseph B. Pitt, Jr., with respect to the properties located in Tennessee, for the benefit of Midland; and (B) Midland, with respect to the properties located in Florida and Georgia

15            Letter regarding unaudited interim financial information

27            Financial Data Schedule

     (b) No reports were filed during this period on Form 8-K.

                                                    SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                       HOMESTEAD VILLAGE INCORPORATED



                                       /S/   ROBERT C. ALDWORTH
                                       Robert C. Aldworth, Senior Vice President
                                       And Chief Financial Officer
                                       (Principal Financial Officer)



                                       /S/   BRYAN J. FLANAGAN
                                        Bryan J. Flanagan, Senior Vice President
                                       And Controller
                                       (Principal Accounting Officer)

Date:  November 13, 1998