Form 10-K
period 1998-12-31
HOMESTEAD VILLAGE INC
filed 1999-03-29
CIK 1013256

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
              Title of Each Class                   On which registered
              -------------------                 -----------------------
Shares of Common Stock, par value $.01 per share  New York Stock Exchange
Preferred Share Purchase Rights                   New York Stock Exchange

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
                                Yes X    No
                                   ---      ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Based on the closing price of the registrant's Common Stock on March 24, 1999, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $33,197,890.

   At March 24, 1999, there were 38,244,546 shares of the registrant's Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the registrant's definitive proxy statement for the 1999 annual meeting of its shareholders are incorporated by reference in Part III of this report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item                             Description                              Page
 ----                             -----------                              ----

                                     PART I

      Glossary...........................................................    1
  1.  Business...........................................................    3
       Business Strategy.................................................    3
       The Company.......................................................    8
       Extended Stay Market..............................................    8
       Competition.......................................................    9
       Seasonality.......................................................    9
       Environmental Matters.............................................    9
       Governmental Regulation...........................................   10
       Trademarks........................................................   10
       Insurance.........................................................   10
       Agreements with Security Capital and Affiliates...................   10
       Employees.........................................................   12
       Directors and Officers of Homestead...............................   12
  2.  Properties.........................................................   16
       Geographic Distribution...........................................   16
       Properties Portfolio..............................................   17
  3.  Legal Proceedings..................................................   24
  4.  Submission of Matters to a Vote of Security Holders................   24

                                    PART II

        Market for the Registrant's Common Equity and Related Stockholder
  5.  Matters............................................................   24
  6.  Selected Financial Data............................................   26
          Management's Discussion and Analysis of Financial Condition and
  7.  Results of Operations..............................................   28
       Risk Factors......................................................   28
       Overview..........................................................   32
        Results of Operations for the Years Ended December 31, 1998, 1997
      and 1996...........................................................   34
       Liquidity and Capital Resources...................................   37
       Impact of Year 2000...............................................   39
       Seasonality and Inflation.........................................   40
       Environmental Matters.............................................   40
       Dividends.........................................................   40
  7A. Quantitative and Qualitative Disclosures About Market Risk.........   41
  8.  Financial Statements and Supplementary Data........................   41
          Changes in and Disagreements with Accountants on Accounting and
  9.  Financial Disclosure...............................................   42

                                    PART III

 10.  Directors and Executive Officers of the Registrant.................   42
 11.  Executive Compensation.............................................   42
 12.  Security Ownership of Certain Beneficial Owners and Management.....   42
 13.  Certain Relationships and Related Transactions.....................   42

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....   43

                                    GLOSSARY

   The following abbreviations, acronyms or defined terms used in this Form 10-K are defined below:

  Abbreviation, Acronym, or Defined Term                 Definition/Description
  --------------------------------------                 ----------------------
AMEX.......................................  American Stock Exchange

Archstone..................................  Archstone Communities Trust (formerly
                                              Security Capital Pacific Trust), an investee
                                              of Security Capital Group Incorporated

ATLANTIC...................................  Security Capital Atlantic Incorporated, a
                                              former investee of Security Capital, which
                                              merged with Security Capital Pacific Trust
                                              in July 1998

Average Weekly Rate........................  Average Weekly Rate is determined by dividing room revenue by the number of guest room
                                              days occupied for the period and multiplying
                                              by seven.

Bridge Facility............................  The bank line of credit secured by a pledge of a subscription receivable from Security
                                              Capital

Comparables................................  Properties that have been fully operational throughout both periods of comparison

EBDADT.....................................  Earnings before depreciation, amortization and deferred taxes

EBITDA.....................................  Earnings before interest, income taxes, depreciation and amortization

GAAP.......................................  Generally Accepted Accounting Principles

Homestead..................................  Homestead Village Incorporated ("HSD" is The
                                              New York Stock Exchange ticker symbol)

Homestead Village(R).......................  Registered trademark of Homestead Village
                                              Incorporated and all references to Homestead
                                              Village include references to such trademark

In planning and owned......................  Land sites owned and held for development

New Openings...............................  Properties opened in the most recent period of comparison

Noncomparables.............................  Properties open for only a portion of the prior period of comparison

NYSE.......................................  New York Stock Exchange

Prestabilized..............................  All operating properties that do not meet the criteria of Stabilized

PTR........................................  Security Capital Pacific Trust, which changed its name to Archstone Communities Trust in
                                              July 1998
PTR Subsidiaries...........................  The subsidiaries of PTR acquired by Homestead in the October 1996 mergers

RevPAR.....................................  Weekly revenue per available room. RevPAR is determined by dividing room revenue by the
                                              number of guest room days available for the
                                              period and multiplying by seven
Security Capital...........................  Security Capital Group Incorporated,
                                              Homestead's majority shareholder

Shares.....................................  Homestead's shares of common stock


  Abbreviation, Acronym, or Defined Term                 Definition/Description
  --------------------------------------                 ----------------------
Stabilized.................................  Properties that have obtained 80% occupancy for at least a one-week period or have been
                                              open for 24 weeks

the Board..................................  Homestead Board of Directors

the Mergers................................  The October 17, 1996 series of merger transactions pursuant to which each of
                                              ATLANTIC, PTR and Security Capital
                                              contributed all of their respective assets
                                              relating to Homestead Village properties,
                                              trademark and operating systems to Homestead
                                              in exchange for shares of Homestead

Total Expected Investment..................  Total Expected Investment represents budgeted development cost for properties under
                                              construction and properties in planning and
                                              owned. Properties in planning and owned
                                              represent projects where land has been
                                              acquired or is under long-term lease and
                                              pre-construction planning activities are in
                                              progress. Budgeted development cost includes
                                              the cost of land, fees, permits, payments to
                                              contractors, architectural and engineering
                                              fees and interest, property taxes and
                                              development overhead costs to be capitalized
                                              during the development period

Working Capital Facilities.................  Collectively, the two bank lines of credit secured by suburban and urban location
                                              properties, respectively

                                    PART I

Item 1. Business

Business Strategy

   Homestead Village Incorporated (NYSE: HSD) is committed to creating shareholder value by becoming a leading operator of moderately priced, extended stay lodging properties in selected target markets in the United States. Homestead believes that the extended stay segment of the lodging industry offers excellent growth opportunity because of:

  .  growing customer demand for extended stay accommodations,

  . the limited number of properties that have been purposely built for extended stay lodging, and

  .  rising consumer awareness of the extended stay product.

   Homestead's strategy is to achieve significant market share in the extended stay industry by targeting markets that demonstrate strong demographics and providing extended stay customers with a consistently high standard of service and value-conscious pricing.

   Homestead offers a carefully designed, custom-built product targeted at the business traveler on temporary assignment, undergoing relocation or in training. Homestead Village properties, which have all been developed by Homestead, are designed to offer locations with convenient access to major employment centers and retail support services, and a residential environment that is attractive, well landscaped and secure.

   To become a leading provider of moderately priced, extended stay lodging, Homestead's strategy is focused on:

  . becoming the preferred brand of choice for extended stay corporate travelers,

  . increasing revenue per available room at the property level by matching its product to customers' expectations, and

  . improving operating property cash flow through its proprietary operating systems.

   Homestead believes that its product, locations, corporate commitment to customer service and value-conscious pricing will help it meet its objectives.

   Homestead is affiliated with Security Capital, which is the majority shareholder of Homestead. Homestead's affiliation with Security Capital provides it with access to proprietary real estate research and various other services which Security Capital offers to its affiliates.

 Recent Highlights

  . During 1998, Homestead opened 49 properties consisting of 6,507 rooms and as of December 31, 1998, had 120 Homestead Village properties in operation representing in the aggregate 16,180 rooms in 37 cities. Also as of December 31, 1998, Homestead had 16 Homestead Village properties under construction totaling 2,040 rooms within eight of these cities as well as one additional city and through the end of January 1999 had opened five of these properties.

  . Homestead's financial results showed an increase in earnings before depreciation, amortization, and deferred taxes (EBDADT) to $40,945,000 for the year ended December 31, 1998 from $19,385,000 for the year ended December 31, 1997, as a result of increased property operating income due to new property openings in 1998 and a full year of results for the 40 openings in 1997. Homestead presents EBDADT as a measure of operating performance which also takes into account the capital structure of the company.

  . Homestead listed its stock on the New York Stock Exchange effective April 1, 1998.

   The tightening of capital markets for real estate operating companies and lodging companies in 1998 has had an adverse effect on Homestead's ability to continue its high growth program of acquisition of land sites and construction of Homestead Village properties. In October 1998, Homestead reorganized its development effort and recorded $7.24 million of special charges primarily related to the severance of development personnel and abandonment of pursuits of development sites due to the limited availability of additional funds for development. Unless Homestead receives additional financing, Homestead will have a slower growth rate in 1999 and therefore will have substantially fewer development starts and openings than in prior years.

   While Homestead did complete a common stock rights offering in January 1998, it primarily utilized short-term debt and cash flow from operations during the remainder of the year to finance its land acquisition and development program as, due to falling stock market prices for Homestead and its sector, common equity was not seen as a viable capital raising alternative. Homestead's maximization of borrowings under its bank line of credit facilities secured by properties (the "Working Capital Facilities") resulted in $157 million outstanding due April 23, 1999 (subsequently extended to December 31, 2000) and $200 million outstanding on its line of credit facility (the "Bridge Facility") due February 23, 1999 (subsequently extended to April 23, 1999) at year end 1998. The Bridge Facility is secured by a subscription receivable from Security Capital.

   In addition, in third quarter 1998 Homestead extinguished $98 million of convertible mortgage debt due October 2006. This mortgage debt was convertible into approximately 8.5 million Shares. As part of this extinguishment, Homestead incurred an additional $24 million of indebtedness with a resulting mortgage note payable totaling $122 million with a due date of June 1999. Therefore, Homestead's balance sheet at December 31, 1998 was comprised of substantial short-term obligations.

   At year end 1998, Homestead owed $479 million of short-term debt, consisting of $357 million due on its bank lines of credit ($157 million due on the Working Capital Facilities and $200 million due on the Bridge Facility) and $122 million due on a mortgage note. Homestead also had 16 properties in construction at December 31, 1998 with unfunded development commitments of approximately $68 million. Homestead intends to finance the completion of the properties under construction with cash on hand, $21 million borrowed under the Working Capital Facilities in January 1999, $21 million in additional capacity available under its Working Capital Facilities upon renewal, any additional capacity available after payments made from the net proceeds of the rights offering in excess of $200 million and cash flow from operations.

   Subsequent to year end, Homestead has refinanced its short-term debt as follows:

  . On February 23, 1999, Homestead completed a sale and leaseback of 18 properties for $145 million. The proceeds of the sale were used to repay the $122 million mortgage note debt which was due June 1999. As a result of this repayment, eight properties which were used as collateral for the $122 million mortgage note were subsequently pledged as collateral for the Working Capital Facilities,

  . On March 18, 1999, Homestead renewed its Working Capital Facilities ($200 million total capacity for the two lines) with an extension of the maturity date to December 31, 2000, and

  . On March 25, 1999, Homestead announced a rights offering for $225 million of common stock, the proceeds of which will be used to first repay the $200 million Bridge Facility and then for purposes allowed under the Working Capital Facilities. Security Capital will participate in the rights offering. To the extent rights remain available Security Capital has agreed to purchase enough Shares in the rights offering to ensure that the proceeds of the offering are no less than $205 million, based on current market prices and subject to final documentation. To the extent Homestead raises proceeds of up to $200 million in the rights offering from third parties or Security Capital which are used to repay the Bridge Facility, Security Capital's obligation under its subscription agreement for Homestead convertible subordinated debentures will be reduced or terminated.

   Giving effect to the completion of the foregoing transactions, Homestead's aggregate short-term debt would decrease from $479 million to approximately $3 million.

   At year end 1998, Homestead's development program, in addition to the properties under construction, consisted of 18 land sites owned and 16 sites under pursuit. Development of the 18 land sites owned (which includes six sites in urban metropolitan areas) is estimated to cost $354 million. Acquisition and development of the 16 sites under pursuit is estimated to cost $200 million. Homestead's ability to continue development on the land sites owned and its ability to acquire and develop the 16 pursuit sites is dependent upon Homestead obtaining additional financing. The Working Capital Facilities effectively preclude further development beyond the properties currently under construction without additional financing. Homestead is seeking financing from a variety of sources to continue development of these sites and to acquire and develop the additional sites under pursuit. Homestead may seek additional lines of credit, issue debt or equity securities, or enter into joint venture or other arrangements to provide for development of these properties. However, there is no assurance that Homestead will be able to obtain such financing when required or on acceptable terms and the incurrence of additional indebtedness by Homestead would require the consent of its lenders.

   To the extent that Homestead cannot secure adequate financing or complete other development arrangements then it will have to discontinue the development process on some or all of the land sites owned resulting in expensing of carrying costs, such as interest and property taxes, and expensing of costs of its internal development group, which could materially adversely affect reported earnings. Similarly, if pursuits of some or all of the land sites are abandoned, Homestead will incur write-offs of pursuit costs and loss of non-refundable earnest money deposits. If discontinuance of development of land sites is required or pursuits of land sites for acquisition are abandoned due to financing constraints, Homestead intends to mitigate incurrence of expenses and cash outflows by seeking to sell land sites, sell and assign rights to acquire sites under pursuit, terminate personnel, or take other appropriate actions all of which may result in additional losses for financial statement purposes. In the event that Homestead is required to liquidate some of its real estate holdings expeditiously, its ability to achieve a desirable sales price could be adversely affected.

 Commitment to Building a National Brand

   Homestead's goal is to build a leading position within the extended stay sector with a national brand noted for high-quality experience with facilities located in markets convenient for corporate business travelers. The benefit of brand recognition is the ability to attract and retain customers which will result in increased shareholder value due to higher property-level performance.

   Homestead believes that it can establish a dominant and long-term recognizable national brand name and brand presence in the moderately priced, extended stay lodging market place through a focus on:

  . The corporate business traveler through a concentrated national and local sales and marketing effort.

  .  Superior property locations and customer service.

  . The Homestead proprietary operating system which provides a high-quality, consistent experience for its customers through uniform operating standards, a recruiting and training system that targets and trains quality individuals, and a property reinvestment program that ensures that Homestead properties remain up-to-date.

 Focus on the Corporate Business Traveler

   In an effort to capture the corporate business travelers' extended stay demand, Homestead has established a sales and marketing team that targets national and local businesses. The thirty-two sales and marketing professionals supplement the marketing effort conducted at the local level by the general managers of each property by establishing relationships with major corporate clients which are national users of the extended stay product. Homestead's focus is on the corporate business traveler and on establishing a relationship with major corporate accounts which can be expanded to multiple properties and increased room nights. Homestead believes that an emphasis on major national corporate accounts is critical to maintaining occupancy levels that exceed market averages.

   In addition, in 1998 Homestead increased its access to its customers by introducing a toll-free reservations number, 888-STAY-HSD, and connection to the Global Distribution Systems used by travel professionals for making reservations.

   Homestead's six-year operating history and customer-level research provide it with a competitive advantage of understanding the needs of the extended stay corporate business traveler. In developing its extended stay lodging product, Homestead relies on customer surveys, interviews and focus groups to identify the specific needs and requirements of its customers. Understanding its customers has allowed Homestead to design its properties and establish operating procedures to meet and exceed the customers' needs and requirements.

   Weekly room rates at Homestead Village properties appeal to value-conscious corporate business travelers. Rates at Homestead properties typically range between $249 and $449 for a standard room and compare favorably with average weekly rates of over $500 for the majority of traditional extended stay hotels. Weekly rates at Homestead properties will vary significantly depending on specific market factors and the size of the room.

 Proprietary Operating System

   Homestead's proprietary operating system is focused on providing a uniform, consistently high-quality experience to the corporate business traveler. Homestead has developed and is continuously refining its operating system which combines a conveniently located, well-designed guest room with friendly and efficient guest service, and an amenity program designed to meet the specific needs of the extended stay corporate business traveler all at an affordable price. Homestead believes that the operating system will result in a positive lodging experience for guests and generate a willingness to use the product again and in multiple locations.

   Homestead's operating experience has provided it with the opportunity to standardize its operating procedures to meet the specific needs of extended stay corporate business travelers. This standardization is aimed at both providing a consistent guest experience and generating operating efficiencies that are further refined as Homestead adopts "best practices" in the lodging industry. Homestead is continuing the process of standardizing its supply purchases, which management believes will help to generate further operating efficiencies and reduce costs through economies of scale and volume discounts.

   Homestead has invested substantially in the recruiting and training of its personnel. Homestead currently provides training modules, which have been purchased or developed, with topics ranging from guest services and safety to personal selling techniques and leadership skills. Training in these areas is conducted on a regular basis and ensures a consistent guest experience at every property. Training design and organizational development are administered by corporate professionals in conjunction with field trainers located within a geographic region.

   Homestead properties are designed and built to uniform plans that are driven by the needs of the extended stay corporate business traveler. Rooms generally contain 260 to 420 square feet of fully furnished living space, with a work station/dining area and kitchen facilities that include a full-size refrigerator, microwave, sink and cook-top. Timely capital expenditures as well as its preventive maintenance program allow Homestead to maintain high-quality and attractive rooms and properties for its customers.

 Investment Strategy

   Homestead believes it will be most successful by focusing specifically on markets with a concentration of its target customers and which have high barriers to entry such as a limited availability of quality sites and difficult entitlement processes. Homestead believes that over the long-term high barriers to entry limit competition and result in sustainable cash flow growth at the property level. Homestead's development program has targeted markets with a high concentration of corporate customers and strong demographic and employment growth prospects. In 1998, Homestead expanded its development program beyond suburban sites and acquired its first development sites located in the central business districts of New York City (three sites), Chicago and San Francisco with the intent of developing a higher unit count urban property. Homestead's continuance of development of these urban sites is dependent on Homestead obtaining adequate additional financing.

   Homestead's site acquisition professionals evaluate each site against a set of 18 separate criteria where optimum standards have been established. Homestead's properties are designed to offer excellent locations with convenient access to major employment centers, retail and restaurant support services and a residential environment that is attractive, well landscaped and secure. In addition, Homestead seeks to minimize risk by entering into contingent contracts with landowners which allow it to conduct thorough due diligence and obtain entitlements prior to taking title to a development site.

   Each investment transaction undergoes a detailed and comprehensive review by operational and development senior management and a subsequent review by Homestead's Investment Committee. Members of the Investment Committee include David Dressler, Jr., Co-Chairman, Chief Investment Officer and President, Michael Cryan, Co-Chairman and Chief Operating Officer, Robert Morse and James Potts, each a Managing Director, Gary DeLapp and Laura Hamilton, each a Senior Vice President. The Investment Committee process is designed to review both the specific investment as well as to ensure its conformity with Homestead's investment policies and goals as set by the Board. In addition, the Board specifically approves all investments over $15 million.

   The table below illustrates the growth in investment in Homestead Village properties over the last five years of operation and the total expected investment in Homestead properties at December 31, 1998 (amounts in thousands). Similar rates of growth in the future cannot be assured.

                         Total Expected        Historical Cost at December 31,
                           Investment   ---------------------------------------------
                          December 31,                                         1994
                              1998         1998      1997   1996 (1) 1995 (1)   (1)
                         -------------- ---------- -------- -------- -------- -------
Completed properties....   $  945,375   $  945,375 $478,936 $135,339 $ 77,537 $41,629
Properties in
 development:
  Properties under
   construction.........      164,723      110,891  213,283  108,692   28,218  14,303
  Properties in planning
   and owned (2)........      479,742      126,054   32,984   12,256    4,440   4,281
                           ----------   ---------- -------- -------- -------- -------
    Total...............   $1,589,840   $1,182,320 $725,203 $256,287 $110,195 $60,213
                           ==========   ========== ======== ======== ======== =======

--------
(1) Such information aggregates the Homestead Village properties development activity prior to the Mergers described below. The increase in cost of properties, which occurred due to the use of purchase accounting, is reflected on the date of the Mergers.
(2) Continuance of the development process for development sites owned is dependent on Homestead obtaining adequate additional financing.

   Homestead's 49 property completions in 1998 included its first properties in twelve markets. Homestead made its first entry into the Southwest market of Las Vegas (one property); into the West Coast market of Sacramento (one property); into the Southeast markets of Birmingham, Charlotte, Memphis and Orlando (five properties); into the Northeast markets of Boston, New York Metro and Philadelphia (eight properties); and into the Central region markets of Cleveland, Milwaukee and St. Louis (three properties). Homestead's rooms at

December 31, 1998, and its key operating statistics by region for the year ended December 31, 1998, were as follows:

                                             Occupancy   Average      Weekly
      Geographic Region               Rooms     (1)    Weekly Rate RevPAR (1, 2)
      -----------------               ------ --------- ----------- -------------
      Southwest......................  5,418   74.3%      $255         $189
      West Coast.....................  2,869   75.3%      $375         $283
      Southeast......................  4,165   64.1%      $295         $189
      Northeast......................  2,310   65.8%      $364         $240
      Central........................  1,418   65.5%      $309         $202
                                      ------
        Total/Averages............... 16,180   70.4%      $301         $212
                                      ======   =====      ====         ====

--------
(1) Occupancy rates and weekly RevPAR are affected by the 49 new openings in 1998 and reflect in part a pre-stabilized stage of operations.
(2) Weekly revenue per available room ("RevPAR") is computed by dividing room revenue by the number of guest room days available for the period and multiplying by seven.

The Company

 Background

   The first Homestead Village(R) property was opened in 1992 as a byproduct of the multifamily development activities of Security Capital Pacific Trust ("PTR"), now known as Archstone Communities Trust, an investee of Security Capital. PTR identified a customer need not ideally addressed through its traditional multifamily apartment product or through corporate apartments operated within an apartment context. PTR believed that a product which offered greater flexibility of rental term, a fully furnished studio apartment with cooking facilities and a focused array of services (such as limited maid service, voice mail, cable or satellite television) at an affordable price would meet the needs of a significant and growing segment of demand from those business travelers on temporary assignment, in training or relocating.

   In January 1996, Security Capital began considering ways for Security Capital Atlantic Incorporated ("ATLANTIC"), an investee of Security Capital, which had begun in 1995 to develop Homestead Village properties in its target market of the Southeastern United States, PTR and Security Capital to maximize shareholder value with respect to their Homestead Village properties and operations. On May 21, 1996, ATLANTIC, PTR, Security Capital and Homestead entered into a merger agreement, pursuant to which each of ATLANTIC, PTR and Security Capital agreed to contribute, through a series of merger transactions, all of their respective assets relating to Homestead Village properties to Homestead in exchange for Shares. ATLANTIC and PTR agreed to enter into funding commitment agreements to provide convertible mortgage financing towards completion of properties in construction or in planning at the date of the Mergers and Security Capital provided interim funding for Homestead acquisitions prior to the closing of the Mergers, all in exchange for warrants to purchase Shares. The closing of the Mergers occurred in October 1996.

Extended Stay Market

   Homestead believes that the extended stay market represents a unique business opportunity and that the price/value relationship has enabled the extended stay market to achieve higher than industry average occupancy rates and operating margins. Demand for extended stay lodging has been stimulated by the economic and social changes resulting from the increased volume of corporate reorganizations and trends toward downsizing and outsourcing of various functions, the break-up and geographic dispersion of the traditional family and technological improvements which have allowed businesses to relocate outside of large metropolitan areas. These changes have created new accommodation needs for, among others, corporate executives and trainees, consultants, sales representatives and relocating individuals.

   Moderately priced, extended stay lodging competes on the basis of price and value compared to the extended stay market generally, thereby providing an economic inducement to guests who are already attracted to the extended stay concept. In addition, moderately priced, extended stay lodging provides an affordable, convenient and efficient lodging alternative for long-term stay guests who would otherwise use a traditional lodging facility. Based on published occupancy rates for other participants in the extended stay market, Homestead believes that there is a strong demand for moderately priced, extended stay accommodations that results in higher occupancy rates for extended stay hotels than for comparable hotels competing in the same market.

Competition

   Each Homestead Village property is, or will be, located in a developed area that includes competing properties, including traditional hotels and corporate apartments. The number of competitors in a particular area could have a material adverse effect on occupancy, average weekly rates and revenue for a Homestead Village property in that market. Competition within the extended stay lodging market has increased substantially. In several markets where Homestead has properties, there is intense competition for the extended stay customer, which has already affected occupancy and RevPAR for these properties. In addition, since the lodging industry has historically been characterized by cyclical trends, there can be no assurance that the current state of supply/demand fundamentals will continue into the future. Competition within the lodging industry is based generally on convenience of location, price, range of services and guest amenities offered and quality of customer service. Homestead considers the reasonableness of its room rates, the location of its properties and the services and the guest amenities provided by it to be among the most important competitive factors in the business. A number of other lodging chains and developers have developed or are developing competitive extended stay properties. Homestead competes for guests and for new development sites with certain of these established entities, which may have greater financial resources than Homestead and better relationships with lenders and real estate sellers. These entities may be able to accept more risk than Homestead can prudently manage. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities, or significantly expand or improve properties in markets in which Homestead competes, thereby materially adversely affecting Homestead's business and results of operations.

Seasonality

   The lodging industry is seasonal in nature, with the second and third quarters generally accounting for a greater proportion of annual revenues than the first and fourth quarters. Quarterly earnings may be adversely affected by events beyond Homestead's control such as poor weather conditions, economic factors and other considerations affecting travel.

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

Agreements with Security Capital and Affiliates

 Administrative Services Agreement

   Homestead entered into the Administrative Services Agreement with Security Capital, pursuant to which Security Capital provides Homestead with administrative services with respect to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable administration, internal audit, cash management, human resources, management information systems, tax and legal administration, research, shareholder communications and investor relations. Any arrangements under the agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. The agreement, which expires on December 31, 1999, is automatically renewed each year for a one-year term, subject to approval by a majority of the independent members of the Board. Homestead incurred fees of $4,213,000 for services provided under the agreement during 1998.

   Homestead believes its relationship with Security Capital under this agreement provides it with certain advantages, including access to greater quality and depth of resources in areas such as information systems, insurance, cash management and legal support provided at substantial economies of scale, than it could currently provide internally.

 Security Capital Investor Agreement

   Homestead and Security Capital have entered into an investor agreement which, among other things, provides that, without having first consulted with the nominee of Security Capital designated in writing, Homestead may not seek Board approval of (i) Homestead's annual budget, (ii) incurring expenses in any year exceeding (A) any line item in the annual budget by 20% and (B) the total expenses set forth in the annual budget by 5%, (iii) acquisitions or dispositions in a single transaction or group of related transactions where the aggregate purchase price paid or received exceeds $5 million, (iv) new contracts with a service provider (A) for investment management, property management or leasing services, or (B) that reasonably contemplates annual contract payments by Homestead in excess of $200,000, (v) the declaration or payment of any dividend or other distribution, (vi) the approval of any employee benefit plan pursuant to which shares of Homestead common stock or securities convertible in such securities may be issued, (vii) the offer or sale of any shares of stock of Homestead or any securities convertible into shares of stock of Homestead (other than the sale or grant of any stock or grants of options or exercise of options granted under any benefit option plan approved by stockholders) and (viii) the incurrence, restructuring, renegotiation or repayment of indebtedness for borrowed money in which the aggregate amount involved exceeds $5 million. The Security Capital investor agreement also provides that, so long as Security Capital owns at least 10% of the outstanding Shares, Homestead may not increase the number of persons serving on the Board to more than seven without the approval of Security Capital. Security Capital also will be entitled to designate one or more persons as nominees for directors of Homestead, as follows: (i) so long as Security Capital owns at least 10% but less than 30% of the outstanding Shares, it is entitled to nominate one person; and (ii) so long as Security Capital owns at least 30% of the outstanding Shares, it is entitled to nominate that number of persons as shall bear approximately the same ratio to the total number of members of the Board as the number of Shares beneficially owned by Security Capital bears to the total number of outstanding Shares, provided that Security Capital shall be entitled to designate no more than two persons so long as the Board consists of no more than seven members. Any person who is employed by Security Capital or who is an employee, a 25% shareholder or a director of any corporation of which Security Capital is a 25% shareholder (except for Homestead) shall be deemed to be a designee of Security Capital. The nominee(s) of Security Capital may, but need not, be the same person nominated by Archstone pursuant to the Archstone investor agreement described below. Security Capital currently has reserved the right to cause the nomination of two nominees to the Board.

   The Security Capital investor agreement provides Security Capital with registration rights pursuant to which, in specified circumstances, Security Capital may request, and on not more than three occasions, registration of all of Security Capital's Shares pursuant to Rule 415 under the Securities Act. Security Capital presently owns 69.8% of Homestead's outstanding Shares.

 Archstone Convertible Mortgages

   At December 31, 1998, Homestead owed convertible mortgage notes to Archstone in the amount of $221,333,620. The mortgage notes were funded pursuant to an agreement entered into in conjunction with the Mergers. The mortgage funding commitment under the agreement was to finance the development of properties acquired by Homestead from Archstone in the Merger. The notes are collateralized by Homestead properties (54 Homestead properties at $366.1 million of historical cost mortgaged to Archstone at December 31, 1998). The notes accrue interest at 9.0% on the principal amount, and require interest only payments every six months on May 28 and November 28. The notes are due October 31, 2006 and are callable on or after May 28, 2001. The notes are convertible, at the option of the holder, into Shares at a conversion ratio equal to one Share for every $11.50 of principal amount outstanding. Deferred financing costs and discount on the respective fundings have been fully amortized. Archstone has no further funding commitment.

 Archstone Investor Agreement

   Archstone has entered into an investor and registration rights agreement with Homestead pursuant to which Archstone is entitled to designate one person for nomination to the Board, and Homestead will use its best efforts to cause the election of such nominee, for so long as Archstone has the right to convert in excess of $20 million in principal amount of convertible mortgage notes. Such nominee may, but need not, be a person nominated by Security Capital pursuant to the Security Capital Investor Agreement. In addition, Homestead has granted to Archstone registration rights with respect to the issuance upon conversion and the distribution of all of the Shares issuable upon conversion of the convertible mortgage notes. Archstone may request three registrations pursuant to Rule 415 promulgated under the Securities Act of all Shares issued or issuable upon conversion of the convertible mortgage notes. Such registrations, except for the fees and disbursements of counsel to Archstone, shall be at the expense of Homestead.

 Subscription Agreement

   In June 1998, Homestead entered into a subscription agreement with Security Capital whereby Security Capital agreed to purchase $200 million of subordinated debentures from Homestead. This subscription agreement was pledged as security for a $200 million bank line of credit facility referred to as the Bridge Facility. If the subscription is called by Homestead or if Homestead receives proceeds from any offering of securities, the proceeds must be used first to repay the Bridge Facility and second to fund projects under development which secure the other bank credit facilities. The debentures would bear interest at a rate of 0.25% over the rate Homestead incurs under its $50 million credit facility. Homestead may repurchase the debentures with the proceeds of an equity offering within 90 days of issuance of the debentures. On the 90th day following the issuance of the debentures the debentures convert to Shares, on a per share basis, at the lowest of (i) $13.931, (ii) the fair market value, based upon a trailing 20-day average, on the date any debentures are issued, and (iii) the fair market value, based upon a trailing 20-day average, on the date the debentures are converted automatically into Shares. The subscription agreement expires the earlier of June 30, 1999 or two weeks after termination of the $200 million credit agreement. The subscription obligation will be reduced or terminated to the extent Homestead issues equity securities to any third party, or to Security Capital pursuant to a separate offering, including in connection with the rights offering announced March 25, 1999, the proceeds of which are used to repay the $200 million Bridge Facility. In conjunction with Security Capital's entering into the subscription agreement, Homestead paid an arrangement fee to Security Capital of $600,000.

Employees

   As of December 31, 1998, Homestead employed approximately 1,700 employees including 194 corporate professionals and administrative employees and 1,506 on-site personnel. Homestead's employees are not subject to any collective bargaining agreements and management believes that its relationship with its employees is good.

Directors and Officers of Homestead

 Directors

   Michael D. Cryan--47--Director, Co-Chairman and Chief Operating Officer of Homestead since October 1996, where he has overall responsibility for operations. From August 1986 to August 1996, Mr. Cryan was with ITT Sheraton Corporation, where his most recent position held was Director, Executive Vice President and Chief Financial Officer.

   David C. Dressler, Jr.--45--Director, Co-Chairman and Chief Investment Officer of Homestead since May 1996 and President since January 1996, where he oversees all investment and capital allocation decisions. Mr. Dressler was Co-Chairman of Security Capital Investment Research Incorporated from March 1995 to May 1996; Managing Director of SCG Multifamily Development from January 1994 to August 1995; Managing Director of Archstone Communities Trust from May 1992 to May 1996. From April 1993 to May 1996, he served as Managing Director of the management company responsible for the management of Security Capital Atlantic Incorporated.

   John P. Frazee, Jr.--54--Director of Homestead since May 1996. Since August 1997, Mr. Frazee has served as Director, Chairman, President and Chief Executive Officer of the Paging Network, Inc. (a provider of wireless messaging and wireless information services). Mr. Frazee formerly was President and Chief Operating Officer of Sprint Corporation; prior to the March 1993 merger of Sprint and Centel Corporation, Mr. Frazee had been the Chairman and Chief Executive Officer of Centel since 1972. He is a Director of Security Capital Group Incorporated, C-Span, Dean Foods Company, and Nalco Chemical Company. He is also a Director of the Foundation for Independent Higher Education, a Life Trustee of Rush-Presbyterian St. Luke's Medical Center in Chicago, and an Executive Board Member of the Edwin L. Cox School of Business at Southern Methodist University.

   Manuel A. Garcia--55--Director of Homestead since April 1997. Since May 1969, Mr. Garcia has been Chief Executive Officer of Davgar Restaurants, Inc., the owner/operator of ten Burger King Restaurants in central Florida, five Pebbles Restaurants, Harvey's Bistro, and Manuel's on the 18th Restaurant in Orlando, Florida. Mr. Garcia also is a Director of The Foundation for Orange County Public Schools and is National Director of Cities in Schools. He is a member of the Board of the National Conference of Christians and Jews, and Honorary Director of the Boys' Clubs and Boy Scouts of Central Florida. Mr. Garcia is a former Director of Security Capital Atlantic Incorporated.

   John C. Schweitzer--54--Director of Homestead since April 1997, and a Trustee of Archstone Communities Trust since 1976. Since 1974, Mr. Schweitzer has been President of Westgate Corp., and general partner of Campbell Capital, Ltd., a real estate and investments company in Austin, Texas. Mr. Schweitzer serves as a Director of Regency Realty Corporation, Chase Bank of Texas, and KLRU Public Television; he is also a Trustee of Texas Christian University.

   C. Ronald Blankenship--49--Advisory Director since October 1996. Mr. Blankenship has been the Vice Chairman and Chief Operating Officer of Security Capital since May 1998. Mr. Blankenship was Managing Director of Security Capital from March 1991 to May 1998. Mr. Blankenship was Managing Director of Archstone Communities Trust from March 1991 to May 1998, and Non-Executive Chairman from June 1997 to July 1998. From June 1991 to July 1997, Mr. Blankenship was Chairman of Archstone Communities Trust. He is an Advisory Trustee for Archstone Communities Trust, Director of Strategic Hotel Capital Incorporated, CarrAmerica Realty Corp. and Storage USA, Inc., and a former Advisory Director of Security Capital Atlantic Incorporated.

 Executive Officers

   Michael D. Cryan--See "Directors" above.

   David C. Dressler, Jr.--See "Directors" above.

   Robert J. Morse--43--Managing Director of Homestead since December 1997. Prior thereto, from February 1997 to December 1997, Mr. Morse was President, Franchise Division, ITT Sheraton Corporation; and from September 1995 to February 1997, Senior Vice President and Director of Operations, ITT Sheraton North

American Division. From May 1992 to September 1995, he was Area Manager for the Sheraton Boston Hotel and Towers.

   James C. Potts--52--Managing Director of Homestead since July 1998, where he is responsible for development. Prior thereto, Mr. Potts was Co-Chairman and Chief Investment Officer for Security Capital Atlantic Incorporated from January 1996 to July 1998 and a Director of Security Capital Atlantic Incorporated and the management company responsible for the management of Security Capital Atlantic Incorporated from October 1993 to July 1998. Mr. Potts was Chairman of Security Capital Atlantic Incorporated and the management company responsible for its management from May 1994 to December 1995; from December 1992 to April 1994, he was Managing Director of the management company responsible for the management of Archstone Communities Trust. Mr. Potts is a former Trustee for Archstone Communities Trust.

   Paul J. Burke--45--Senior Vice President of Homestead since March 1998, where he is responsible for urban hotel operations. Prior thereto, from July 1994 to March 1998, Mr. Burke was General Manager of the Sheraton Washington Hotel; from January 1991 to July 1994, he was General Manager of the Sheraton New York-Sheraton Manhattan Hotel Complex.

   Gary A. DeLapp--39--Senior Vice President of Homestead since December 1996, where he is a member of the operations group. Mr. DeLapp was Vice President of Homestead from May 1996 to November 1996, and Vice President, Homestead Village Managers Incorporated, from February 1996 to October 1996. Prior thereto, from July 1983 to February 1996, Mr. DeLapp was with Vista Host, Inc., where his most recent position was partner and Senior Vice President of Operations.

   Bryan J. Flanagan--46--Senior Vice President and Chief Accounting Officer of Homestead since January 1999, where he is responsible for financial operations. Mr. Flanagan was Senior Vice President and Controller of Homestead from June 1998 to December 1998. Prior thereto, from November 1996 to June 1998, he was Senior Vice President of Archstone Communities Trust; from June 1995 to November 1996, Mr. Flanagan was responsible for the financial operations of Security Capital Group Incorporated. From September 1987 to June 1995, Mr. Flanagan was Vice President-Financial Analysis for Marriott Hotels, Resorts and Suites.

   Brian M. Fraser--35--Senior Vice President of Homestead since March 1998, where he oversees all aspects of human resources. Mr. Fraser was Vice President of Homestead from December 1996 to March 1998. Prior thereto, from November 1993 to October 1996, Mr. Fraser was Human Resources Manager for Blockbuster Entertainment.

   Bradley P. Griggs--41--Senior Vice President of Homestead since December 1998, where he is responsible for overseeing all real estate development activities in the western region. Mr. Griggs was Vice President of Homestead from May 1996 to December 1998. Prior to joining Homestead Village Managers Incorporated in September 1995, from 1990 to August 1995, Mr. Griggs was a senior executive with The Fieldstone Company. Mr. Griggs is a registered California Architect.

   Laura L. Hamilton--35--Senior Vice President of Homestead since March 1998, where she supervises Homestead's due diligence group; from May 1996 to March 1998, Vice President of Homestead; from January 1996 to October 1996, Vice President of Homestead Village Managers Incorporated. Prior thereto, from June 1995 to January 1996, Ms. Hamilton was Vice President of Archstone Communities Trust, where she had been a member of the due diligence group since April 1992.

   Jeffry A. Jones--40--Senior Vice President of Homestead since October 1998, where he is responsible for development of Homestead's properties located in urban markets. Mr. Jones was a Vice President of Homestead from May 1996 to October 1998; he was a Land Manager with Homestead Village Managers Incorporated from February 1995 to May 1996.

   Jeffrey A. Klopf--50--Senior Vice President of Homestead since May 1996 and Secretary since January 1996; Senior Vice President and Secretary of Archstone Communities Trust, ProLogis Trust and Security Capital

Group Incorporated since January 1996, where he provides securities offerings and corporate acquisition services, and oversees the provision of legal services for affiliates of Security Capital. From January 1988 to December 1995, Mr. Klopf was a partner of Mayer, Brown & Platt, where he practiced corporate and securities law.

   John R. Patterson--47--Senior Vice President of Homestead since May 1996 where he is a member of the operations group. From June 1995 to October 1996, Mr. Patterson was Senior Vice President of Homestead Village Managers Incorporated. Prior thereto, from July 1993 to January 1995, Mr. Patterson was a Senior Vice President in business development for NationsBank in Atlanta; he was formerly Division President and partner of Trammell Crow Residential Services Southeast.

   Ken W. Pierce--41--Senior Vice President of Homestead since March 1997, where he oversees all marketing functions. Prior thereto, from July 1982 to February 1997, Mr. Pierce was with Holiday Inn Worldwide, where his last position held was Vice President of Relationship Marketing.

   Gregg A. Plouff--42--Senior Vice President of Homestead since March 1998, where he is a member of the development group. From May 1996 to March 1998, Mr. Plouff was Vice President of Homestead; from June 1995 to October 1996, he was Vice President of Homestead Village Managers Incorporated. Prior thereto, from March 1995 to May 1996, Mr. Plouff was Vice President of Archstone Communities Trust; from July 1994 to March 1995, he was Vice President of the management company responsible for management of Archstone Communities Trust; from November 1993 to July 1994, he was a member of the acquisitions group of Archstone Communities Trust.

   Jerry D. Quinn--55--Senior Vice President of Homestead since December 1998, where he is responsible for all new construction. Mr. Quinn was Vice President of Homestead from December 1996 to December 1998. Prior thereto, from July 1994 to December 1996, Mr. Quinn was Vice President with Security Capital Group Incorporated.

   Mark E. Riley--40--Senior Vice President of Homestead since December 1998, where he is responsible for national design. Mr. Riley was Vice President of Homestead from May 1996 to December 1998; he was a Senior Development Manager working on Homestead projects for Security Capital Group Incorporated from September 1994 to May 1996. Prior thereto, from August 1993 to September 1994, Mr. Riley was a Vice President with Southeast Lodges Development Company.

   S. Scott Stewart--35--Senior Vice President, Regional Development Manager, of Homestead since December 1998, where he is responsible for the suburban development program for the eastern half of the United States. Mr. Stewart was Vice President, Senior Development Manager of Homestead from May 1996 to December 1998. Prior thereto, from December 1995 to May 1996, Mr. Stewart was Vice President of Security Capital Atlantic Incorporated; from January 1995 to December 1995, he was a Land Acquisitions Manager of Security Capital Atlantic Incorporated; from 1993 to January 1995, Mr. Stewart was President of Potomac Land and Development Company, a regional real estate enterprise based in the Washington, D.C., area.

   On January 12, 1999, Homestead announced the resignation of its chief financial officer and is currently operating without a chief financial officer.

Item 2. Properties

Geographic Distribution

   Homestead's operating properties and properties under construction are located in 38 metropolitan areas in 25 states and the District of Columbia. The table below describes the geographic distribution of Homestead's operating and under construction property investments at December 31, 1998:

                                         Number of Properties      Percentage of
                                     ---------------------------- Assets Based on
                                                  Under           Total Expected
   City                              Completed Construction Total   Investment
   ----                              --------- ------------ ----- ---------------
   Southwest:
   Albuquerque, NM..................      2        --          2          1%
   Austin, TX.......................      4        --          4          2%
   Dallas, TX.......................      9        --          9          4%
   Denver, CO.......................      4        --          4          3%
   Houston, TX......................      9        --          9          4%
   Las Vegas, NV....................      1        --          1          1%
   Phoenix, AZ......................      5        --          5          3%
   Salt Lake City, UT...............      3        --          3          2%
   San Antonio, TX..................      3        --          3          1%
                                        ---        ---       ---        ---
     Subtotal.......................     40        --         40         21%
                                        ===        ===       ===        ===
   West Coast:
   Los Angeles, CA..................      2          2         4          3%
   Orange County, CA................      3        --          3          2%
   Portland, OR.....................      2        --          2          2%
   Sacramento, CA...................      1        --          1          1%
   San Diego, CA....................      2        --          2          2%
   San Francisco (Bay Area), CA.....      7          1         8          7%
   Seattle, WA......................      4        --          4          3%
                                        ---        ---       ---        ---
     Subtotal........................    21          3        24         20%
                                        ===        ===       ===        ===
   Southeast:
   Atlanta, GA......................      8        --          8          6%
   Birmingham, AL...................      1        --          1          1%
   Charlotte, NC....................      1        --          1          1%
   Jacksonville, FL.................      2        --          2          1%
   Memphis, TN......................      1          1         2          1%
   Miami/Ft. Lauderdale, FL.........      7        --          7          6%
   Nashville, TN....................      2        --          2          2%
   Orlando, FL......................      2        --          2          2%
   Raleigh, NC......................      4        --          4          3%
   Tampa, FL........................      3        --          3          2%
                                        ---        ---       ---        ---
     Subtotal........................    31          1        32         25%
                                        ===        ===       ===        ===
   Northeast:
   Boston, MA.......................      3        --          3          3%
   New York Metro, NY...............      2          3         5          6%
   Philadelphia, PA.................      3        --          3          2%
   Richmond, VA.....................      2        --          2          2%
   Washington, DC...................      7          3        10          8%
                                        ---        ---       ---        ---
     Subtotal.......................     17          6        23         21%
                                        ===        ===       ===        ===

                                        Number of Properties      Percentage of
                                    ---------------------------- Assets Based on
                                                 Under           Total Expected
   City                             Completed Construction Total   Investment
   ----                             --------- ------------ ----- ---------------
   Central:
   Chicago, IL.....................      3          2         5          4%
   Cleveland, OH...................      1          1         2          2%
   Detroit, MI.....................    --           2         2          2%
   Kansas City, MO/KS..............      3        --          3          2%
   Milwaukee, WI...................      1        --          1          1%
   Minneapolis, MN.................      2        --          2          1%
   St. Louis, MO...................      1          1         2          1%
                                       ---        ---       ---        ---
     Subtotal......................     11          6        17         13%
                                       ===        ===       ===        ===
     Total.........................    120         16       136        100%
                                       ===        ===       ===        ===

Properties Portfolio

   The following table is as of December 31, 1998 for Homestead's 120 operating properties, 16 properties under construction and 18 properties in planning and owned.

  OPERATING PROPERTIES:

                                                           Date Completed  Rooms
                                                           --------------  -----
   Southwest:
   Albuquerque, New Mexico
   Albuquerque/North (2)..................................    March, 1996    141
   Albuquerque/Midtown (2)................................     June, 1997    138
                                                                           -----
     Subtotal.............................................                   279
                                                                           -----
   Austin, Texas
   Austin/Arboretum (2)...................................     July, 1995    133
   Austin/Downtown/Townlake (5)........................... December, 1998    130
   Austin/Midtown (2)..................................... February, 1996    145
   Austin/Northwest (2)...................................  October, 1996    132
                                                                           -----
     Subtotal.............................................                   540
                                                                           -----
   Dallas, Texas
   Dallas/Las Colinas (2).................................  January, 1996    149
   Dallas/North (Tollway) Addison (2).....................      May, 1993    119
   Dallas/North Arlington (2).............................    March, 1995    137
   Dallas/North Central (2)...............................  January, 1994    133
   Dallas/North Richland Hills (2)........................  January, 1994    133
   Dallas/Northeast (2)...................................   August, 1992    131
   Dallas/Northwest (2)...................................             (1)   189
   Dallas/South Arlington (2).............................    April, 1995    141
   Fort Worth (2).........................................  January, 1996     97
                                                                           -----
     Subtotal.............................................                 1,229
                                                                           -----
   Denver, Colorado
   Denver/Aurora (2)......................................    April, 1996    137
   Denver/Cherry Creek (2)................................      May, 1997    108
   Denver/Inverness (2)...................................   August, 1997    142
   Denver/Tech Center (2).................................    April, 1996    159
                                                                           -----
     Subtotal.............................................                   546
                                                                           -----

                                      Date Completed  Rooms
                                      --------------- -----
   Houston, Texas
   Houston/Cypress Station (2)......     August, 1994   134
   Houston/Galleria Area (5)........  September, 1998   136
   Houston/Hobby South (2)..........      April, 1994   133
   Houston/Northwest (2)............   February, 1994   133
   Houston/Park Ten (2).............  September, 1994   134
   Houston/Sugarland (2)............    October, 1994   133
   Houston/Westchase (2)............       July, 1994   133
   Houston/Willowbrook (2)..........       July, 1995   137
   Houston/Medical Center (2).......  September, 1995   163
                                                      -----
     Subtotal.......................                  1,236
                                                      -----
   Las Vegas, Nevada
   Las Vegas Midtown................     August, 1998   123
                                                      -----
   Phoenix, Arizona
   Mesa (2).........................   December, 1997   122
   Phoenix/Deer Valley (2)..........   November, 1996   141
   Phoenix/Metro (2)................       June, 1996   142
   Scottsdale (2)...................     August, 1995   120
   Tempe (2)........................      April, 1996   149
                                                      -----
     Subtotal.......................                    674
                                                      -----
   Salt Lake City, Utah
   Salt Lake City/Ft. Union (2).....    October, 1997   132
   Salt Lake City/South Valley (2)..       June, 1997   138
   Salt Lake City/Sugarhouse (5)....     August, 1998   103
                                                      -----
     Subtotal.......................                    373
                                                      -----
   San Antonio, Texas
   San Antonio/Airport (2)..........       July, 1995   153
   San Antonio/Medical Center (2)...     August, 1994   135
   San Antonio/Six Flags Fiesta (2).     August, 1995   130
                                                      -----
     Subtotal.......................                    418
                                                      -----
     Total Southwest Region.........                  5,418
                                                      =====
   West Coast:
   Los Angeles, California
   Los Angeles International
    Airport/El Segundo (2)..........   December, 1997   150
   Monrovia (2).....................        May, 1998   122
                                                      -----
                                                        272
                                                      -----
   Orange County, California
   Brea (5)...........................  January, 1998   133
   Cypress (5)......................  September, 1998   137
   Irvine/Spectrum (2)..............    October, 1997   149
                                                      -----
                                                        419
                                                      -----
   Portland, Oregon
   Beaverton (2)....................  September, 1997   142
   Lake Oswego (2)..................      March, 1998   146
                                                      -----
                                                        288
                                                      -----

                                                           Date Completed  Rooms
                                                           --------------- -----
   Sacramento, California
   Sacramento/South Natomas (5)...........................  November, 1998   143
                                                                           -----
   San Diego, California
   San Diego/Mira Mesa (2)................................    August, 1998   140
   San Diego/Mission Valley (2)...........................   October, 1997   140
                                                                           -----
                                                                             280
                                                                           -----
   San Francisco (Bay Area), California
   Milpitas (2)...........................................  February, 1997   118
   Mountain View (2)......................................  December, 1997   132
   San Carlos (5).........................................   October, 1998   116
   San Jose (2)...........................................       May, 1998   152
   San Mateo (2)..........................................     March, 1997   136
   San Ramon (2)..........................................       May, 1998   147
   Sunnyvale (2)..........................................     March, 1997   144
                                                                           -----
     Subtotal.............................................                   945
                                                                           -----
   Seattle, Washington
   Bellevue (2)...........................................  November, 1997   149
   Seattle/Redmond (2)....................................  November, 1997   162
   Seattle/Southcenter (2)................................   January, 1998    93
   North Seattle/Mountlake Terrace (2)....................   January, 1998   118
                                                                           -----
     Subtotal.............................................                   522
                                                                           -----
     Total West Coast Region..............................                 2,869
                                                                           =====
   Southeast:
   Atlanta, Georgia
   Atlanta/Cumberland (3).................................       May, 1997   137
   Atlanta/Gwinnett Place (3).............................   October, 1997   130
   Atlanta/Norcross (3)...................................      July, 1996   137
   Atlanta/North Druid Hills (3)..........................    August, 1997   137
   Atlanta/Northlake (5)..................................       May, 1998   133
   Atlanta/Perimeter (3)..................................       May, 1997   133
   Atlanta/Roswell (3)....................................  December, 1997   141
   Atlanta/Wildwood/Powers Ferry (5)...................... September, 1998   134
                                                                           -----
     Subtotal.............................................                 1,082
                                                                           -----
   Birmingham, Alabama
   Birmingham/Perimeter Park South (5)....................      June, 1998   137
                                                                           -----
   Charlotte, North Carolina
   Charlotte/Billy Graham Parkway/Coliseum (5)............     March, 1998   137
                                                                           -----
   Jacksonville, Florida
   Jacksonville/Baymeadows (5)............................     March, 1998   134
   Jacksonville/Southside (3).............................      July, 1997   137
                                                                           -----
                                                                             271
                                                                           -----
   Memphis, Tennessee
   Memphis/Airport (5)....................................      June, 1998   134
                                                                           -----

                                                           Date Completed  Rooms
                                                           --------------- -----
   Miami/Ft. Lauderdale, Florida
   Boca Raton/Commerce (5)................................  December, 1998   141
   Coral Springs (5)......................................   October, 1998   124
   Ft. Lauderdale/Tamarac (3).............................    August, 1997   145
   Miami Airport/Doral (3)................................   October, 1997   149
   Miami/Blue Lagoon (5).................................. September, 1998   149
   Plantation/Davie (3)...................................  December, 1997   125
   West Palm Beach (5)....................................  December, 1998   137
                                                                           -----
     Subtotal.............................................                   970
                                                                           -----
   Nashville, Tennessee
   Nashville/Airport (3)..................................  December, 1997   133
   Nashville/Cool Springs (3).............................     April, 1998   137
                                                                           -----
                                                                             270
                                                                           -----
   Orlando, Florida
   Orlando/Altamonte Springs (5).......................... September, 1998   134
   Orlando/South (5)......................................   October, 1998   134
                                                                           -----
                                                                             268
                                                                           -----
   Raleigh, North Carolina
   Raleigh/Crabtree Valley (3)............................      June, 1998   138
   Durham (5).............................................       May, 1998   137
   Raleigh/North (3)......................................  November, 1997   121
   Research Triangle Park (3).............................       May, 1997   125
                                                                           -----
     Subtotal.............................................                   521
                                                                           -----
   Tampa, Florida
   Tampa/Brandon (3)......................................      July, 1997   141
   Tampa/North Airport (3)................................     March, 1997   121
   Clearwater (3).........................................   October, 1997   113
                                                                           -----
     Subtotal.............................................                   375
                                                                           -----
     Total Southeast Region...............................                 4,165
                                                                           =====
   Northeast:
   Boston, Massachusetts
   Boston/Burlington (5)..................................    August, 1998   140
   Boston/Marlborough (5).................................    August, 1998   135
   Boston/Waltham (5)..................................... September, 1998   139
                                                                           -----
                                                                             414
                                                                           -----
   New York Metro, New York
   Hanover/Parsipanny (5).................................  November, 1998   139
   Shelton (5)............................................  December, 1998   139
                                                                           -----
                                                                             278
                                                                           -----
   Philadelphia, Pennsylvania
   Horsham/Willow Grove (5)...............................      July, 1998   136
   King of Prussia (5)....................................    August, 1998   141
   Newark/Christiana (5)..................................  February, 1998   140
                                                                           -----
                                                                             417
                                                                           -----

                                                          Date Completed  Rooms
                                                          --------------- ------
   Richmond, Virginia
   Richmond/Innsbrook (3)................................      July, 1997    141
   Richmond/Midlothian (5)............................... September, 1998    134
                                                                          ------
                                                                             275
                                                                          ------
   Washington, DC
   Baltimore Washington International Airport (3)........    August, 1997    137
   Dulles/Chantilly (3)..................................  December, 1997    115
   Dulles/Sterling (3)...................................    August, 1998    133
   Fair Oaks (3).........................................  December, 1997    133
   Germantown (3)........................................  December, 1997    132
   Merrifield (3)........................................ September, 1998    128
   Reston-Sunset (3).....................................    August, 1998    148
                                                                          ------
     Subtotal............................................                    926
                                                                          ------
     Total Northeast Region..............................                  2,310
                                                                          ======
   Central:
   Chicago, Illinois
   Chicago/Naperville (5)................................  December, 1997    136
   Chicago/Schaumburg (5)................................  December, 1997    136
   Chicago/Westmont (5)..................................  February, 1998    140
                                                                          ------
     Subtotal............................................                    412
                                                                          ------
   Cleveland, Ohio
   Cleveland/North Olmstead (5)..........................     March, 1998    136
                                                                          ------
   Kansas City, Missouri/Kansas
   Kansas City/Country Club Plaza........................     March, 1998     99
   Kansas City/Overland Park (5).........................     April, 1998    131
   Kansas City/Shawnee Mission (2).......................     April, 1997    140
                                                                          ------
                                                                             370
                                                                          ------
   Milwaukee, Wisconsin
   Milwaukee/Brookfield (5)..............................      July, 1998    137
                                                                          ------
   Minneapolis, Minnesota
   Minneapolis/Eagan (5).................................  December, 1997    130
   Minneapolis/Eden Prarie (5)...........................   January, 1998     97
                                                                          ------
                                                                             227
                                                                          ------
   St. Louis, Missouri...................................
   St. Louis Airport (5).................................      June, 1998    136
                                                                          ------
     Total Central Region................................                  1,418
                                                                          ======
       Total Rooms--Operating Properties.................                 16,180
                                                                          ======

  PROPERTIES UNDER CONSTRUCTION:

                                                                           Rooms
                                                                           -----
   West Coast:
   Los Angeles, California:
   Glendale (5)...........................................................   86
   Torrance (5) (opened January 1999).....................................  139
                                                                            ---
                                                                            225
                                                                            ---

                                                                           Rooms
                                                                           -----
   San Francisco (Bay Area), California:
   Fremont (5) (opened January 1999)......................................   121
                                                                           -----
     Total West Coast Region..............................................   346
                                                                           =====
   Southeast:
   Memphis, Tennessee:
   Memphis/Poplar (5) (opened January 1999)...............................   134
                                                                           -----
     Total Southeast Region...............................................   134
                                                                           =====
   Northeast:
   New York Metro, New York:
   Meadowlands (5)........................................................   140
   Norwalk, CT (5)........................................................   140
   Woodbridge (5) (opened January 1999)...................................   140
                                                                           -----
     Subtotal.............................................................   420
                                                                           -----
   Washington, DC:
   Alexandria (5) (opened January 1999)...................................   130
   Gaithersburg (5).......................................................   134
   Tysons Corner (5)......................................................   106
                                                                           -----
     Subtotal.............................................................   370
                                                                           -----
     Total Northeast Region...............................................   790
                                                                           =====
   Central:
   Chicago, Illinois:
   Vernon Hills (5).......................................................   125
   Oakbrook (5)...........................................................   136
                                                                           -----
                                                                             261
                                                                           -----
   Cleveland, Ohio:
   Beachwood (5)..........................................................   142
                                                                           -----
   Detroit, Michigan:
   Auburn Hills (5).......................................................   134
   Southfeld (5)..........................................................   134
                                                                           -----
                                                                             268
                                                                           -----
   St. Louis, Missouri:
   Westport (5)...........................................................    99
                                                                           -----
     Total Central Region.................................................   770
                                                                           =====
     Total Rooms--Properties Under Construction........................... 2,040
                                                                           =====

Properties in Planning and Owned:


   Southwest:
   Denver, Colorado
   Colorado Springs (5)...................................................    88
                                                                           -----
     Total Southwest Region...............................................    88
                                                                           =====

                                                                           Rooms
                                                                           -----
   West Coast:
   Los Angeles, California
   Burbank (5)............................................................   118
   Calabasas (5)..........................................................   139
   Ontario (5)............................................................   127
   Pasadena (5)...........................................................    97
   Warner Center (5)......................................................   142
                                                                           -----
                                                                             623
                                                                           -----
   San Diego, California
   Rancho Bernardo (5)....................................................   132
                                                                           -----
   San Francisco (Bay Area), California
   S. San Francisco (5)...................................................   110
   San Francisco Fin. Dist. - Embarcadero Center..........................   191
   Walnut Creek (5).......................................................   131
                                                                           -----
                                                                             432
                                                                           -----
     Total West Coast Region.............................................. 1,187
                                                                           =====
   Southeast:
   Nashville, Tennessee
   West End (5)...........................................................   126
                                                                           -----
     Total Southeast Region...............................................   126
                                                                           =====
   Northeast:
   Boston, Massachusetts
   Boston Tremont (4).....................................................   198
                                                                           -----
   New York, New York
   New York Bryant Park (40th St) (4).....................................   305
   New York Grand Central (45th St) (4)...................................   229
   New York Madison Avenue (55th St) (4)..................................   199
                                                                           -----
                                                                             733
                                                                           -----
     Total Northeast Region...............................................   931
                                                                           =====
   Central:
   Chicago, Illinois
   East Ontario-Downtown Chicago (4)......................................   242
   Riverwoods (5).........................................................   130
                                                                           -----
                                                                             372
                                                                           -----
   Minneapolis, Minnesota
   Plymouth...............................................................   118
                                                                           -----
     Total Central Region.................................................   490
                                                                           =====
     Total Properties In Planning and Owned............................... 2,822
                                                                           =====

--------
(1) Phase I (132 rooms) was developed in 1992 and Phase II (57 rooms) was developed in 1995.
(2) Subject to deeds of trust securing convertible mortgage notes due to Archstone of $221,333,620 at December 31, 1998.
(3) Pledged as collateral under a mortgage loan of $122,028,471 at December 31, 1998. On February 23, 1999, 18 of these properties were sold and leased back and the other 8 properties were released from the lien under the $122 million mortgage loan.

(4) Pledged as collateral under a revolving bank line of credit agreement with total borrowings of $29,000,000 at December 31, 1998.
(5) Pledged as collateral under a revolving bank line of credit agreement with total borrowings of $128,080,000 at December 31, 1998.

   Additionally, at December 31, 1998, Homestead had properties in planning and under control for the development of 2,136 rooms at 16 sites for a total estimated expected investment of approximately $200 million. Homestead has an exclusive right (through contingent contract or letter of intent) during a contractually agreed-upon time period to acquire land for development, subject to removal of contingencies during the due diligence process, but does not presently own the land. There can be no assurance that such land will be acquired and such acquisition will be dependent on Homestead obtaining adequate financing. The room and total expected investment information is based on management's best estimates.

   If additional financing is not obtained to continue development of land sites, Homestead may seek to sell certain properties in planning and owned. No assurance can be given that any sales will occur or, if such sales occur, that the proceeds of such sale will be sufficient to cover Homestead's costs. Homestead may seek joint venture partners for certain properties in planning and owned. No assurance can be given that any joint venture will be consummated or that the terms thereof will be favorable to Homestead.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

 Market Information

   Homestead's Shares have been listed on the NYSE under the symbol "HSD" since April 1, 1998. Prior to that time the Shares were listed on the AMEX under the same symbol. The table below indicates the range of the high and low sales prices of the Shares as reported in the NYSE and AMEX Composite Tape for the periods indicated.

                                                               High       Low
                                                             --------- ---------
1997
  First Quarter............................................. $20 7/8   $16 5/8
  Second Quarter............................................ $18 1/2   $15 7/8
  Third Quarter............................................. $20 1/8   $16
  Fourth Quarter............................................ $18 1/4   $13 11/16
1998
  First Quarter............................................. $15 3/4   $13 9/16
  Second Quarter............................................ $16       $11
  Third Quarter............................................. $13 13/16 $ 6 1/4
  Fourth Quarter............................................ $ 8 3/16  $ 3 3/8
1999
  First Quarter (through March 24, 1999).................... $ 4 3/4   $ 2 3/4

   At March 24, 1999, there were approximately 1,800 holders of record of the Shares.

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

Item 6. Selected Financial Data

   The following table sets forth selected financial data relating to the historical financial condition and results of operations of Homestead for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. On October 17, 1996,
Homestead acquired the PTR Subsidiaries relating to Homestead Village properties in the Mergers. Prior to October 17, 1996, Homestead had no significant activities, thus substantially all 1996 results of operations through the date of the Mergers and all of the summary selected financial information in 1995 and prior years represents that of the PTR Subsidiaries. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements and related notes thereto included in Item 14 to this report. Amounts provided in the table are in thousands, except share data and statistical data.

                                         Year Ended December 31,
                              -------------------------------------------------
                                 1998       1997      1996      1995     1994
                              ----------  --------  --------  --------  -------
Operations Summary:
Revenues:
  Room revenue..............  $  139,681  $ 58,397  $ 33,071  $ 18,337  $ 7,827
  Other revenue.............       5,771     1,469       492       366      165
                              ----------  --------  --------  --------  -------
    Total revenues..........     145,452    59,866    33,563    18,703    7,992
                              ----------  --------  --------  --------  -------
Operating expenses:
  Property operating
   expenses (1).............      63,339    25,089    16,166     9,229    4,252
  Corporate operating
   expenses.................      22,280    15,238     4,112     1,322      512
  Special charges (2).......       7,240       --        --        --       --
  Depreciation and
   amortization.............      34,244    12,130     4,443     2,343      845
                              ----------  --------  --------  --------  -------
    Total operating
     expenses...............     127,103    52,457    24,721    12,894    5,609
                              ----------  --------  --------  --------  -------
Operating income............      18,349     7,409     8,842     5,809    2,383
Interest income.............         952       552       211       --       --
Interest expense, net of
 capitalized interest.......     (23,190)   (2,190)   (5,971)   (2,958)  (1,409)
                              ----------  --------  --------  --------  -------
Earnings (loss) before
 extraordinary item.........      (3,889)    5,771     3,082     2,851      974
Extraordinary item - loss on
 early extinguishment of
 debt.......................     (25,344)      --        --        --       --
                              ----------  --------  --------  --------  -------
Net earnings (loss).........  $  (29,233) $  5,771  $  3,082  $  2,851  $   974
                              ==========  ========  ========  ========  =======
Share Data:(3)
Weighted average shares
 outstanding................      37,639    23,578       N/A       N/A      N/A
Diluted weighted average
 shares outstanding.........      37,639    43,502       N/A       N/A      N/A
Pro forma weighted average
 shares outstanding.........         N/A       N/A    11,392       N/A      N/A
Basic earnings (loss) per
 share......................  $    (0.78) $   0.24       N/A       N/A      N/A
Diluted earnings (loss) per
 share......................  $    (0.78) $   0.18       N/A       N/A      N/A
Pro forma earnings per
 share......................         N/A       N/A  $   0.27       N/A      N/A
Financial Position:
Property and equipment, net.  $1,137,869  $715,497  $255,608  $105,002  $59,099
Total assets................  $1,218,391  $783,949  $322,968  $108,965  $60,866
Lines of credit.............  $  357,080  $ 96,808  $    --   $    --   $   --
Mortgage note payable.......  $  122,028  $    --   $    --   $    --   $   --
Convertible mortgage notes
 payable....................  $  221,334  $301,606  $101,309  $    --   $   --
Other debt to affiliate.....  $      --   $    --   $    --   $ 80,144  $45,131
Shareholders' equity........  $  458,025  $328,931  $204,003  $ 22,971  $12,068

                                       Year Ended December 31,
                           ---------------------------------------------------
                             1998       1997       1996       1995      1994
                           ---------  ---------  ---------  --------  --------
Other Data:
EBDADT(4)................  $  40,945  $  19,385  $  10,787  $  5,194  $  1,819
EBITDA(5)................  $  52,593  $  19,539  $  13,285  $  8,152  $  3,228
Cash provided by (used
 in):
  Operating activities...  $  41,741  $  25,976  $  12,261  $  6,019  $  2,381
  Investing activities...  $(459,292) $(398,721) $(115,453) $(48,116) $(35,474)
  Financing activities...  $ 426,721  $ 368,304  $ 108,711  $ 43,065  $ 33,832
Statistical Data (for all
 operating properties):
Occupancy................       70.4%      74.7%      78.8%     76.6%     75.9%
Average weekly rate(6)...  $     301  $     253  $     222  $    212  $    186
Weekly RevPAR(7).........  $     212  $     189  $     175  $    162  $    141
Property operating income
 margin(8)...............       56.1%      57.8%      51.9%     50.7%     46.7%

--------
(1) Property operating expenses consist of all expenses directly related to the operation of the properties and do not include an allocation of corporate operating expenses. Property operating expenses include primarily salaries and wages, utilities, insurance, maintenance and supply costs and property taxes. Prior to the Mergers on October 17, 1996, Homestead had an agreement with a subsidiary of Security Capital for management of its properties and paid a fee based on a percentage of revenues.
(2) Consists primarily of expense for Homestead's reorganization of its internal development department and abandonment of pursuits to acquire development sites.
(3) Prior to the Mergers, the assets of Homestead were owned by subsidiaries of PTR and were managed by subsidiaries of Security Capital. The shares and equity interests of these entities differed substantially from the shares, warrants and convertible mortgage notes outstanding after the Mergers. Therefore, management does not believe that historical earnings per share data for 1996 is meaningful. Pro forma earnings per share assume issuance of shares for acquisition of the PTR Subsidiaries as of the beginning of 1996 and shares issued to Security Capital and ATLANTIC were outstanding since the Mergers closing date. See "Item 1. Business--The Company." Pro forma earnings per share for 1996 have also been restated using the methodology of Statement No. 128 which resulted in a $0.04 increase from prior pro forma earnings per share.
   For the year ended December 31, 1999 diluted weighted average shares outstanding are the same as basic weighted average shares outstanding as convertible debt is not assumed to be converted and exercise of options is not assumed as the effects are anti-dilutive in a period of loss.
(4) EBDADT means earnings before depreciation, amortization and deferred taxes. EBDADT for Homestead is total revenues, plus interest income, less property operating expenses, corporate overhead, non-real property depreciation, interest expense (other than convertible debt interest expenses) and current tax expense. EBDADT is presented on a diluted basis which assumes conversion of the convertible mortgage notes, thus interest expense associated with the convertible notes is not deducted in arriving at diluted EBDADT. EBDADT does not represent cash generated from operating activities in accordance with GAAP, is not to be considered as an alternative to net earnings or any other GAAP measurement of operating performance and is not necessarily indicative of cash available to fund all cash needs. Homestead has included EBDADT herein because Homestead believes that it is one measure used by certain investors to determine operating cash flow. EBDADT, as calculated above, may not be comparable to other similarly titled measures of other companies.
(5) EBITDA means earnings before interest, income taxes, depreciation and amortization. EBITDA does not represent cash generated from operating activities in accordance with GAAP, is not to be considered as an alternative to net earnings or any other GAAP measurement of operating performance and is not necessarily indicative of cash available to fund all cash needs. Homestead has included EBITDA herein because Homestead believes that it is one measure used by certain investors to determine operating cash flow. EBITDA, as calculated above, may not be comparable to other similarly titled measures of other companies.

(6) Average weekly rate is determined by dividing room revenue by the number of guest room days occupied for the period and multiplying by seven.
(7) Weekly revenue per available room ("RevPAR") is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.
(8) Property Operating Income Margin is property operating income (property revenues less property operating expenses) divided by property revenues.

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

   For analysis purposes Homestead categorizes its operating properties as "comparable," "noncomparable," or "new opening." "Comparable" means a property open throughout both periods of comparison, "noncomparable" means a property open for only a portion of the prior period of comparison, and "new opening" means a property opened in the most recent period. For additional analysis purposes Homestead also categorizes its operating properties as either "stabilized" or "pre-stabilized." For purposes of this report, the term "stabilized" means those properties which obtained 80% occupancy for a one-week period or have been opened for 24 weeks and "pre-stabilized" means all other operating properties.

   The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Homestead operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the important factors that could cause Homestead's actual results to differ materially from those expressed in the forward-looking statements are (i) changes in general economic conditions in its target markets that could adversely affect demand for Homestead's properties, (ii) the effects of increased or unexpected competition with respect to one or more properties, (iii) Homestead's ability to open new properties on schedule which may be affected by factors outside the control of Homestead, (iv) availability to Homestead of debt or equity financing or other arrangements to allow development of land owned and acquisition and development of sites under pursuit, (v) the matters described under "--Risks Factors" and (vi) changes in financial markets and interest rates that could adversely affect Homestead's cost of capital and its ability to meet its financing needs and obligations.

Risk Factors

 Homestead will require substantial additional capital

   Homestead will continue to require a substantial amount of additional capital to finance its short-term obligations and future growth. Costs to fund commitments on properties under construction at December 31, 1998 is approximately $68 million. Additional expected funding required for properties in planning and owned is approximately $354 million, and the expected funding required to acquire and develop properties under pursuit is approximately $200 million. As a result, Homestead anticipates seeking to raise substantial additional amounts of capital throughout 1999. Homestead may seek additional credit facilities and may seek to issue long-term debt and additional equity securities or enter into joint venture or other arrangements. Homestead is currently restricted by the terms and covenants of its bank lines of credit in the type and amount of additional indebtedness it may incur. No assurance can be given regarding the availability or terms of such financing. Any future debt financings or issuances of preferred shares by Homestead will be senior to the rights of the holders of common shares, and any future issuances of common or preferred shares may result in the dilution of the then existing shareholders' proportionate equity interest in Homestead.

   If Homestead cannot secure adequate funding or complete other development arrangements then it may have to discontinue the development process on some or all of the land sites owned resulting in expensing of carrying costs, such as interest and property taxes, and expensing of costs of its internal development group, which could materially adversely affect reported earnings. Similarly, if pursuits of some or all of the land sites are abandoned Homestead may incur write-offs of pursuit costs and loss of non-refundable earnest money deposits. If discontinuance of development of land sites is required or pursuits of land sites for acquisition are abandoned due to financing constraints, then Homestead intends to mitigate incurrence of expenses and cash outflows by seeking to sell land sites, sell and assign rights to acquire sites under pursuit, terminate personnel, or take other appropriate actions all of which may result in additional losses for financial statement purposes. In the event that Homestead is required to liquidate some of its real estate holdings expeditiously, its ability to achieve a desirable sales price could be adversely affected.

 Homestead is subject to a substantial amount of indebtedness

   At December 31, 1998, Homestead's total indebtedness was approximately $709 million. Homestead will be required to seek refinancing for all or a portion of that debt or to obtain additional financing, if it is at any time unable to generate sufficient cash flow from operations to service its debt or satisfy other covenants under its loan agreements, which include limitations on the amount of additional indebtedness that Homestead can incur. There can be no assurance that any such refinancing would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to Homestead. The amount of Homestead's indebtedness may also make Homestead more vulnerable to economic downturns and may limit its ability to withstand adverse changes or to capitalize on business opportunities.

   Additionally, substantially all of Homestead's properties have been pledged as collateral to secure the payment of Homestead's indebtedness. If Homestead were to default in the payment of any of the secured indebtedness, Homestead could lose the properties securing such debt. The loss of such properties could have a material adverse effect on Homestead's financial condition and results of operations.

 Significant influence of principal shareholder may impact Homestead management and operations

   As of December 31, 1998, Security Capital owned approximately 69.8% of the issued and outstanding common shares of Homestead and, therefore controls approximately 69.8% of the vote on matters submitted for shareholder action, including the election of directors. Pursuant to an investor agreement with Homestead, Security Capital currently has the right to nominate up to two directors of Homestead. Additionally, so long as Archstone owns $20 million principal amount of convertible mortgage notes, it is entitled to nominate one person as a director of Homestead. The directors so elected are in a position to exercise significant influence over the affairs of Homestead if they were to act together in the future. John C. Schweitzer, a director of Homestead, is deemed to be a nominee of Archstone and Security Capital under the investor agreement. Further, John P. Frazee, a director of Homestead, is a member of the Security Capital board of directors.

   For so long as Security Capital beneficially owns at least 10% of Homestead's outstanding common shares, Security Capital has the right to approve, among other significant matters:

     (1) Homestead's annual operating budget and substantial deviations therefrom;

     (2) acquisitions or dispositions in a single transaction or group of related transactions where the purchase price exceeds $5 million;

     (3) property management arrangements;

     (4) the declaration or payment of any dividend or other distribution;

     (5) the offer or sale of any shares of stock of Homestead or any securities convertible into shares of stock of Homestead;

     (6) the incurrence, restructuring, renegotiation or repayment of indebtedness which exceeds $5 million; and

     (7) the increase of the number of directors to more than seven.

   Accordingly, due to the foregoing, for so long as it continues to beneficially own at least 10% of Homestead's outstanding common shares, Security Capital will retain significant influence over the affairs of Homestead which may result in decisions that do not fully represent the interests of all shareholders of Homestead.

   Homestead has entered into a subscription agreement with Security Capital whereby Security Capital has agreed to purchase $200 million of subordinated debentures from Homestead. This subscription was pledged as security for a $200 million bank line of credit facility referred to as the Bridge Facility. If the subscription is called by Homestead or Homestead receives proceeds from any offering of securities, the proceeds must be used to first repay the Bridge Facility and second to fund projects under development which secure the Working Capital Facilities. The debentures would bear interest at a rate of 0.25% over the rate Homestead incurs under its $50 million credit facility (which became a $30 million facility on March 18, 1999). Homestead may repurchase the debentures with the proceeds of an equity offering within 90 days of issuance of the debentures. On the 90th day following the issuance of the debentures the debentures convert to common shares, on a per share basis, at the lowest of (i) $13.931, (ii) the fair market value, based upon a trading 20-day average, on the date any debentures are issued, and (iii) the fair market value, based upon a 20-day trading average, on the date the debentures are converted automatically in Shares. The subscription agreement expires the earlier of June 30, 1999 or two weeks after termination of the $200 million credit agreement. The subscription obligation is reduced or terminated to the extent Homestead issues equity securities to any third party, or to Security Capital pursuant to a separate offering, including in connection with the rights offering announced March 25, 1999, and the proceeds are used to repay this credit facility. If the subscription is called by Homestead and if the debentures are converted to common stock Security Capital would own approximate 85% of the outstanding common shares of Homestead. No assurance can be given that Security Capital will provide further financial accommodation for Homestead. In conjunction with Security Capital's entering into the subscription agreement, Homestead paid an arrangement fee to Security Capital of $600,000.

 Seasonal fluctuations in the lodging industry may affect Homestead's operating results

   The lodging industry is seasonal in nature, with the second and third quarters generally accounting for a greater proportion of annual revenues than the first and fourth quarters. Quarterly earnings may be adversely affected by events beyond Homestead's control such as poor weather conditions, economic factors and other considerations affecting travel.

 Competition and overdevelopment could adversely affect Homestead's operations

   Each Homestead Village property is, or will be, located in a developed area that includes competing properties. The number of competitors in a particular area could have a material adverse effect on occupancy, average weekly rates and weekly revenue per available room. Competition within the extended stay lodging market has increased substantially. In several markets where Homestead has properties, there is intense competition for the extended stay customer which has already affected occupancy and weekly revenue per available room for these properties. In addition, since the lodging industry has historically been characterized by cyclical trends, there can be no assurance that the current state of supply/demand fundamentals will continue into the future. Competition within the lodging industry is based generally on convenience of location, price, range of services and guest amenities offered and quality of customer service. Homestead considers the reasonableness of room rates, the location of properties and the services and the guest amenities provided to be among the most important competitive factors in the business. A number of other lodging chains and developers have developed or are developing extended stay properties. In particular, some of these entities have targeted the moderately priced segment of the extended stay market in which Homestead competes. Homestead competes for guests and for new development sites with certain of these established entities which may have greater financial resources than Homestead and better relationships with lenders and real estate sellers. These entities may be able to accept more risk than Homestead can prudently manage. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities or significantly expand or improve properties in markets in which Homestead competes, thereby materially adversely affecting Homestead's business and results of operations.

 Homestead's historical growth rate may strain its resources

   Homestead has experienced rapid growth in its revenues, number of properties and employees, and the scope of its operations. This growth has resulted in new and increased responsibilities for management personnel, as well as added demands on Homestead's operating and financial systems. Homestead's growth depends on the efforts of key management personnel and Homestead's ability to attract or develop new management personnel and to integrate these new employees into its overall operations. If Homestead is unable to manage growth effectively, Homestead's business and results of operations could be materially and adversely affected.

 The value of Homestead's real estate is dependent on numerous factors

   Real property investments are subject to varying degrees of risk. Real estate values are affected by a number of factors, including:

    (1)changes in the general economic climate;

    (2)local conditions, such as an oversupply of space or a reduction in demand for real estate in an area;

    (3)the quality and philosophy of management;

    (4)competition from other available space;

    (5)the ability of the owner to provide adequate maintenance and insurance;

    (6)the ability of the owner to control variable operating costs;

    (7)government regulations;

    (8)interest rate levels;

    (9)the availability of financing; and

   (10)potential liability under, and changes in, environmental, zoning, tax and other laws.

 Homestead's development activities may be unsuccessful

   Subject to the availability of financing, Homestead intends to continue to pursue development activities as opportunities arise and, as a result, will be subject to risks associated with any such development activities. These risks include:

   (1) the risk that development opportunities explored by Homestead may be abandoned;

   (2) the risk that construction costs of a project may exceed original estimates, possibly making the project less profitable than originally estimated;

   (3) limited cash flow during the construction period;

   (4) the risk that occupancy percentages and rates at a completed project will not be sufficient to make the project profitable; and

   (5) the risk that government and other approvals may not be obtained.

In case of an unsuccessful development project, Homestead's loss could exceed its investment in the project.

 Illiquidity of real estate investments

   Equity real estate investments are relatively illiquid and therefore may tend to limit the ability of Homestead to react promptly to changes in economic or other conditions. In addition, significant expenditures associated with equity real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. Further, various agreements to which Homestead is a party, including the terms of Homestead's outstanding indebtedness, place limitations on the ability of Homestead to sell its properties. Thus, Homestead's ability to sell assets at any time to change its asset base may be restricted. Further, if additional financing is not obtained to continue development of land sites owned Homestead may seek to sell certain properties in planning and owned. No assurance can be given that any sales will occur or, if such sales occur, that the proceeds of such sale will be sufficient to cover Homestead's costs. Homestead may seek joint venture partners for certain properties in planning and owned. No assurance can be given that any joint venture will be consummated or that the terms thereof will be favorable to Homestead.

 Uninsured losses may adversely affect Homestead

     Some types of losses, such as from hurricanes may be uninsurable, or the cost of insuring against such losses may not be economically justifiable. If an uninsured loss occurs, Homestead could lose both the invested capital in and anticipated revenues from the facility, but would still be obligated to repay any recourse mortgage indebtedness on the facility.

 Homestead could be subject to potential environmental liability

     Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances at, on, under or in its property. The costs of removal or remediation of such substances could be substantial. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such hazardous substances. The presence of such substances on Homestead's properties may adversely affect its ability to sell such properties or to borrow using such properties as collateral and may also have an adverse affect on Homestead's ability to pay distributions to its shareholders.

 Costs of compliance with laws may affect Homestead's financial condition

     Homestead's facilities are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. There can be no assurance that these requirements will not be changed or that new requirements will not be imposed, a result that could require significant unanticipated expenditures by Homestead and could have an adverse effect on Homestead's financial condition and results of operations.

Overview

 General

   Since the first Homestead Village property was opened in 1992 and through December 31, 1998 Homestead has completed development of 120 Homestead Village properties consisting of 16,180 rooms in 37 cities. As of December 31, 1998, Homestead had 16 properties under construction totaling 2,040 rooms within eight of these cities as well as one additional city. In addition, as of December 31, 1998, Homestead owned 18 development sites and controlled through contracts 16 development sites.

   Homestead's development program resulted in opening 49 properties in 1998, 40 in 1997 and 11 in 1996. This development program and the financing activities required to support it have had a significant impact on Homestead's operations for the years ended 1998, 1997 and 1996 and on Homestead's financial position as of December 31, 1998 and 1997.

   The tightening of capital markets for real estate operating companies and lodging companies in 1998 has had an adverse effect on Homestead's ability to continue its development program. Additionally, due to the limited availability of other financing, Homestead primarily utilized short-term bank line of credit borrowings in 1998 to finance development costs. The year end 1998 outstanding bank line borrowings combined with other short-term debt gives Homestead total short-term obligations of $479 million at December 31, 1998. Subsequent to year end, Homestead has repaid $122 million of such debt with proceeds of a sale-leaseback and obtained an extension of the bank lines under which $157 million was outstanding at year end 1998. While the actions taken subsequent to year end are expected to strengthen Homestead's balance sheet, Homestead will need substantial additional financing to repay indebtedness as it matures, develop land sites owned and acquire and develop sites under pursuit.

   Homestead's property investments from the date of the Mergers (see "Background--1996 Mergers" below) through December 31, 1998 have been funded primarily by $234 million from borrowings from Archstone, $98.8 million in exercises of warrants; $357.1 million net borrowings under its bank lines of credit; and $154.2 million from a January 1998 common stock rights offering.

   Homestead's operating results are substantially influenced by (i) the demand for and supply of extended stay lodging in Homestead's markets and submarkets, (ii) occupancy and average weekly rate, (iii) the effectiveness of property level operations and (iv) the pace and cost at which Homestead can develop additional extended stay lodging properties. Capital and credit market conditions which affect Homestead's access to and cost of capital may influence future operating results.

 Background--1996 Mergers

   Prior to October 17, 1996 the operating assets of Homestead were held primarily by the PTR Subsidiaries and one operating property, opened in mid-1996, was held by a subsidiary of ATLANTIC. Onsite property management was performed by a subsidiary of Security Capital and other entity management services were performed under management agreements with subsidiaries of Security Capital. Neither PTR nor ATLANTIC had any employees. All persons performing services related to Homestead Village properties prior to the Mergers were employees of the management subsidiaries of Security Capital.

   Upon the closing of the Mergers, all of the PTR and ATLANTIC Homestead Village properties became assets of Homestead. Additionally, with the acquisition of certain Security Capital subsidiaries, all onsite property management and overall corporate management became an internal function of Homestead whereby Homestead directly incurs the costs of all property level, land acquisition, due diligence, development and corporate personnel.

   In comparing 1998 and 1997 operating results to 1996, in addition to the change in 1996 to internal management, the 1996 operating results of Homestead reported in the accompanying financial statements are affected by certain matters of financial presentation for the Mergers. The merger with the PTR Subsidiaries was accounted for as a combination of entities under common control in a manner similar to a pooling of interests, thus the historical financial results of the PTR Subsidiaries are presented for all periods prior to October 17, 1996 and, as the activities of Homestead prior to the Mergers were not significant, the accompanying financial statements consist predominantly of the activities of the PTR Subsidiaries prior to the merger closing date. The merger of the subsidiaries of ATLANTIC was accounted for as a purchase, thus the operating revenues and operating expenses of its one property opened in mid-1996 are not included in the accompanying financial statements until the date of the Mergers. Additionally, the development activities of the subsidiaries of ATLANTIC are not reflected in the accompanying financial statements until the merger closing date and thereafter. The merger of the subsidiaries of Security Capital was also accounted for as a purchase, thus the incurrence of the costs of personnel for property and corporate management are effective in the accompanying financial statements after the merger closing date.

 Development Activity

   Homestead's property development program has had a significant impact on its financial performance during 1998, 1997 and 1996. The following table summarizes Homestead's development activity for 1998, 1997 and 1996 (dollar amounts in thousands):

                                                        1998     1997   1996(1)
                                                      -------- -------- --------
      Properties Under Construction:
        Starts During Period
        Properties...................................       15       49       42
        Rooms........................................    1,928    6,504    5,650
        Completions During Period:
        Properties...................................       49       40       11
        Rooms........................................    6,507    5,391    1,532
        Under Construction At Year End:
        Properties...................................       16       50       41
        Rooms (2)....................................    2,040    6,622    5,509
        Total expected investment.................... $164,723 $417,274 $264,931
      Completed Properties:
        Properties...................................      120       71       31
        Rooms (2)....................................   16,180    9,675    4,297
        Total investment, at historical cost......... $945,375 $478,936 $135,339

--------
(1) The table summarizes the investment activity for all Homestead Village properties regardless of the form of ownership of such properties prior to the Mergers.
(2) Rooms data for 1998 reflects the most recent adjustments to configurations as of December 31, 1998.

 Recent Operating Results

   Homestead expects that its results for the first quarter of 1999 will be below management's 1999 plan. Lower than expected occupancy rates in several of its markets has led to lower than expected revenues for properties in those markets. Lower than expected increases in occupancy rates for newly opened properties in the Northeast and Midwest, caused in part by adverse weather conditions, also are expected to impact revenues. These lower than expected results could affect Homestead's results of operations for the first quarter of 1999.

Results of Operations for the Years Ended December 31, 1998, 1997 and 1996

   Net earnings (loss) for the years ended December 31, 1998, 1997 and 1996 were ($29.2) million, $5.8 million, and $3.1 million, respectively. The net loss in 1998 includes (i) a third quarter loss on extinguishment of debt of $25.3 million recorded as an extraordinary item and (ii) incurrence of special charges of $7.24 million, primarily relating to Homestead's reorganization of its internal development department and abandonment of certain pursuits, recorded in fourth quarter (see "--Investing and Financing Activities under Liquidity and Capital Resources" below). A discussion of other major components of net earnings or loss follows.

 Property Operations

   The following table sets forth operating performance information for the years ended December 31, 1998, 1997 and 1996. The information is for Homestead's total operating property portfolio. (Performance of the one operating property acquired from ATLANTIC has been included from its opening date of July 1, 1996 versus its date of acquisition in the Mergers. Inclusion of such property has an insignificant effect on the performance data presented.)

                                         %                %
                                       Change           Change
                                       (1998            (1997
                               1998  over 1997) 1997  over 1996) 1996
                               ----  ---------- ----  ---------- ----
      Weekly RevPAR........... $212     12.2%   $189      8.0%   $175
      Average Weekly Rate..... $301     19.0%   $253     13.9%   $222
      Occupancy............... 70.4%    (5.8%)  74.7%    (5.2%)  78.8%
      Property Operating
       Income Margin.......... 56.1%    (2.9%)  57.8%    11.4%   51.9%

   Homestead's new property openings were the primary reason for room revenue increases of $81.3 million (139.2%) in 1998 over 1997 and $25.3 million (76.6%) in 1997 over 1996. Properties open for their first full year in 1998 and 1997 were the next most significant reason for room revenue increases. The increase in room revenue was also due to increases in the average weekly rate of $47.86 in 1998 and $30.84 in 1997. The average weekly rate increase in 1998 was partially offset by lower overall occupancy in 1998 versus 1997. The occupancy decrease in 1998 versus 1997 is attributable to the effect of competition in markets described below for "same store" properties for 1998.

   Total property operating expenses increased $38.3 million (152.5%) in 1998 over 1997 and $8.9 million (55.2%) in 1997 over 1996, primarily due to the increase in the number of operating properties as noted above.

 Homestead Properties Fully Operating Throughout Consecutive Periods

   Homestead had 31 properties which were operating throughout both 1998 and 1997 ("same store properties"). RevPAR for 1998 decreased to $192 from $193 in 1997. The RevPAR decrease was due primarily to an occupancy decrease from 79.7% to 76.4%. Average weekly rate increases of $9.54 offset most of the occupancy effect to result in the approximate $1 RevPAR decrease. The decrease in occupancy is attributed to competition in markets primarily in the Southwest and an increase in Homestead's average weekly rates.

   Homestead had 20 properties that were fully operational throughout both 1997 and 1996. All but one of such properties are located in Texas. RevPAR increased 6.1% in 1997 to $188 due to an average weekly rate growth of 8.2%, offset somewhat by a 2.0% decrease in occupancy to 78.7%. The 1997 decline in occupancy was considered the direct result of implementing strategic pricing.

 Stabilized Properties Operations

   RevPAR for the 89 stabilized properties in 1998 increased to $218 from $200 for the 39 stabilized properties in 1997 an increase of 9.0%. These improvements are primarily attributable to a 17.9% increase in average weekly rate offset in part by a decrease in occupancy to 73.6% from 79.5%. The decrease in occupancy is attributable to competition in markets primarily located in the Southwest and an increase in Homestead's average weekly rates.

   RevPAR for the 39 stabilized properties in 1997 increased to $200 from $176 for the 29 stabilized properties in 1996, an increase of 13.9%. These improvements are primarily attributable to a 13.4% increase in average weekly rate (occupancy was essentially unchanged), and operating efficiencies for Homestead's total portfolio.

 Corporate Operating Expenses

   Corporate operating expense increased $7.0 million in 1998 over 1997 and $11.1 million in 1997 over 1996. The increase in 1998 over 1997 is attributed to the continued growth of the company since the first half of 1997 when Homestead was still in the process of developing a corporate infrastructure in support of a rapidly growing entity and includes costs for additional personnel in operations, marketing and finance. The comparisons for 1997 over 1996 are affected by the fact that 1997 corporate expenses reflect a post merger operating basis while 1996 operations consist only of the corporate costs and management fee allocations from PTR to the PTR Subsidiaries through the date of the Mergers. The increase in 1997 relates to the change in corporate structure from external management to internal management and additional corporate costs associated with the continued growth of the company. This change in structure involves costs associated with operating as a public company, recruiting, relocation and personnel expenses and other costs to create a corporate infrastructure, offset in part by capitalizing costs related to information technology, and the acquisition, development or improvement of real estate.

 Depreciation and Amortization

   Depreciation and amortization increased $22.1 million (182.3%) in 1998 over 1997 and $7.7 million (173.0%) in 1997 over 1996. Depreciation of the cost of properties and improvements is provided using the straight-line method over the estimated useful lives of the assets. Depreciation expense (exclusive of amortization) increased approximately $21.3 million (202.0%) in 1998 over 1997 and $6.3 million (147.6%) in 1997 over 1996 due to the increased number of properties operating for each year.

   Amortization expense increased $843,000 (52.8%) in 1998 over 1997 and $1.4 million (760.8%) in 1997 over 1996. Amortization of the trademarks and other intangibles is calculated on a straight-line basis over a period of 20 years. The increase in amortization is due to amortization of increases in the total recorded cost of the Homestead Village trademark and other intangible assets.

 Interest Income

   Interest income of $952,000, $552,000 and $211,000 for 1998, 1997 and 1996,
respectively, resulted from investment of excess cash on hand. Nearly all of the 1996 amount was earned after the Mergers.

 Interest Cost

   Homestead's gross interest cost includes amortization of non-cash financing costs arising from the issuance of the warrants to obtain the commitment for convertible mortgage notes financing and the differential between the conversion price of the mortgage notes and the merger date value of Shares. Exclusive of such amortized amounts Homestead's interest cost (comprised of interest on the mortgages, amortization of premiums and discounts on the mortgages, interest on its lines of credit borrowings, amortization of deferred financing costs paid to obtain the lines of credit and interest on the other debt to an affiliate) increased $15.9 million in 1998 over 1997 and $10.9 million in 1997 over 1996. The increases are due to the increase in investments in operating and under construction properties and the corresponding increases in the notes payable and the lines of credit increases used to finance the increases in investments.

   Homestead's total interest cost, including the amortization of non-cash mortgage financing costs described above, decreased $23.4 million in 1998 over 1997 and increased $61.6 million in 1997 over 1996. The 1998 decrease was due to the greater amortization of the non-cash financing costs associated with the mortgages in 1997 versus 1998. The 1997 increase was predominantly due to amortization of the non-cash financing costs associated with the mortgages.

   Total interest incurred was offset by capitalization of interest resulting in a net interest expense of $23.2 million, $2.2 million and $6.0 million for 1998, 1997 and 1996, respectively. The net interest expense increase of $21.0 million in 1998 over 1997 is the result of increases in total debt and related interest expense, relative to the amount of construction in progress during the year, which results in a proportionate decrease in the amounts of interest capitalized. Homestead's increased development activity in 1997 was the reason for capitalization of nearly all interest cost incurred, resulting in a decrease in net interest expense in 1997 of $3.8 million over 1996. Homestead expects that a decrease in its 1999 development activity will result in a decrease in the amount of capitalizable interest costs which will have a negative impact on Homestead's earnings.

Liquidity and Capital Resources

 Investing and Financing Activities

   During the years ended December 31, 1998, 1997, and 1996, Homestead invested $461.8 million, $388.1 million, and $113.5 million, respectively, in Homestead Village properties and completed development of 49, 40 and 11 properties in each of these years, respectively. Financing of the investments in 1998 was accomplished primarily by a January 1998 rights offering of common stock, proceeds from bank lines of credit, cash flow from operations and the final funding of the convertible mortgage notes commitments. The investments were financed in 1997 and 1996 primarily by exercise of warrants to purchase common stock issued in the Mergers, proceeds of the convertible mortgage note funding commitments, proceeds from the lines of credit (beginning in 1997), and intercompany debt prior to the Mergers in 1996.

   The tightening of capital markets for real estate operating companies and lodging companies in 1998 has had an adverse effect on Homestead's ability to continue its high growth program of acquisition of land sites and construction of Homestead Village properties. In October 1998, Homestead reorganized its development effort and recorded $7.24 million of special charges primarily related to the severance of development personnel and abandonment of certain pursuits of development sites due the limited availability of additional funds for development. Unless Homestead receives additional financing, Homestead anticipates a slower growth rate in 1999 and therefore will have substantially fewer development starts and openings than in prior years.

   While Homestead completed a common stock rights offering in January 1998, it primarily utilized short-term debt and cash flow from operations during the remainder of the year to finance its land acquisition and development program as, due to falling stock market prices for Homestead and its sector, common equity was not seen as a viable capital raising alternative. Homestead's maximization of borrowings under its Working Capital Facilities resulted in $157 million outstanding due April 23, 1999 (subsequently extended to December 31, 2000) and $200 million outstanding on its Bridge Facility due February 23, 1999 (subsequently extended to April 23, 1999) at year end 1998.

   In addition, in third quarter 1998 Homestead extinguished $98 million of convertible mortgage debt due October 2006. This mortgage debt was convertible into approximately 8.5 million Shares. As part of this extinguishment, Homestead incurred an additional $24 million of indebtedness with a resulting mortgage note payable totaling $122 million with a due date of June 1999. Therefore, Homestead's balance sheet at December 31, 1998 was comprised of substantial short-term obligations.

   At year end 1998, Homestead owed $479 million of short-term debt, consisting of $357 million due on its bank lines of credit ($157 million due on the Working Capital Facilities and $200 million due on the Bridge Facility) and $122 million due on a mortgage note. Homestead also had 16 properties in construction at December 31, 1998 with unfunded development commitments of approximately $68 million. Homestead intends to finance the completion of the properties under construction with cash on hand, $21 million borrowed under the Working Capital Facilities in January 1999, $21 million additional capacity available under its Working Capital Facilities upon renewal, any additional capacity available after payments made from the proceeds of the rights offering in excess of $200 million and cash flow from operations.

   Subsequent to year end, Homestead refinanced its short-term debt as follows:

  . On February 23, 1999, Homestead completed a sale and lease-back of 18 of the 26 properties collaterizing the $122 million mortgage note. Hospitality Properties Trust (NYSE: HPT) purchased the properties for $145 million. Proceeds of the sale were used to repay the $122 million debt which was due June 1999. Homestead will continue to operate the properties under a long-term lease through 2015 with options to renew through 2045 and pay minimum rent of approximately $16 million per year which rent may increase based on payment of percentage rents beginning July 2000 based on increases in revenues over a base period. Homestead also posted a security deposit equal to one year's rent. As a result of payment of the $122 million mortgage note, eight properties which were used as collateral for the mortgage note were subsequently pledged as collateral for its Working Capital Facilities, described below, to draw approximately $21 million in additional borrowings under the line.

  . On March 18, 1999, Homestead renewed its Working Capital Facilities with an extension of the maturity date to December 31, 2000.

  . On March 25, 1999, Homestead announced a rights offering for $225 million of common stock, the proceeds of which will be used to first repay the $200 million Bridge Facility and then for purposes allowed under the Working Capital Facilitites. Security Capital will participate in the rights offering. To the extent rights remain available Security Capital has agreed to purchase enough Shares in the rights offering to ensure that the proceeds of the offering are no less than $205 million, based on current market prices and subject to final documentation. To the extent Homestead raises proceeds of up to $200 million in the rights offering from third parties or Security Capital which are used to repay the Bridge Facility, Security Capital's obligation under its subscription agreement for Homestead convertible subordinated debentures will be reduced or terminated.

   In addition to the extension noted above, Homestead's Working Capital Facilities were amended. The line secured by suburban properties has been increased to $170 million total borrowing capacity from $150 million and the sliding interest terms amended to be 2.0% to 3.0% over LIBOR and 1% to 2% over prime or 1.5% to 2.5% over the federal funds rate. Future additional collateral will be limited to suburban properties which are construction complete and stabilized. The line secured by urban properties has been decreased to $30 million total borrowing capacity from $50 million and the interest terms amended to 3.0% over LIBOR and 2.0% over prime or 2.5% over the federal funds rate.

   The renewed and amended Working Capital Facilities require maintenance of the following financial covenants effective with first quarter 1999:

  . limiting total liabilities of no more than 55% of gross asset value, as defined;

  . limiting total indebtedness of no more than 50% of gross asset value, as defined;

  . maintaining various ratios of earnings before interest, taxes, depreciation and amortization, as defined, to interest expense ranging from 1.25 to 1.0 to 1.90 to 1.0;

  . maintaining various ratios of earnings before interest, taxes, depreciation and amortization, as defined, to debt service and preferred stock dividends ranging from 1.0 to 1.0 to 1.25 to 1.0;

  . maintaining various ratios of net property operating income to implied debt service, as defined, ranging from 1.4 to 1.0 to 2.25 to 1.0;

  . maintaining a minimum tangible net worth, as defined, of no less than 85% of the year end 1998 amount, as defined, adjusted for net proceeds of equity offerings; and

  . maintaining positive net sources and uses of funds.

   In addition, under the renewed and amended Working Capital Facilities distributions or dividends on equity are prohibited; total cost, as defined, of projects in development cannot exceed 25% of gross asset value, as defined, in 1999 or 15% in 2000; Homestead's business activities will be limited to development, ownership and operation of extended stay hotels; and no other additional indebtedness other than non-recourse indebtedness may be incurred.

   In addition to properties under construction at December 31, 1998, Homestead also owned 18 development sites and had an additional 16 sites under contractual control. Costs to develop the sites owned are estimated at $354 million. Costs to acquire and develop the sites under contractual control are estimated at $200 million.

   Capital resources in addition to those described above will be needed to fund future developments, land acquisitions, and to repay or refinance existing debt upon its maturity. Homestead may, subject to lender consent, seek additional credit facilities and may seek to issue additional debt or equity securities under its existing shelf registration statement, or otherwise. However, there is no assurance that Homestead will be able to obtain such financing when required or on acceptable terms. If Homestead cannot secure adequate funding or complete other development arrangements then it may have to discontinue the development process on some or all of the land sites owned resulting in expensing of carrying costs, such as interest and property taxes, and expensing of costs of its internal development group, which could materially adversely affect reported earnings. Similarly, if pursuits of some or all of the land sites are abandoned Homestead may incur write-offs of pursuit costs and loss of non-refundable earnest money deposits. If discontinuance of development of land sites is required or pursuits of land sites for acquisition are abandoned due to financing constraints, then Homestead intends to mitigate incurrence of expenses and cash outflows by seeking to sell land sites, sell and assign rights to acquire sites under pursuit, terminate personnel, or take other appropriate actions, all of which may result in additional losses for financial statement purposes.

 Operating Activities

   Net cash flow provided by operating activities increased by $15.0 million (57.9%) for the year ended December 31, 1998 as compared to 1997 and $13.7 million (111.9%) for 1997 as compared to 1996. These increases are due primarily to the growing number of Homestead operating properties as described under "--Results of Operations for the Years ended December 31, 1998, 1997, 1996" as well as improvements in operations.

Impact of Year 2000

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

   Homestead's computer hardware, operating systems, general accounting, property management systems and principal desktop software applications are Year 2000 compliant as certified by the various vendors. Homestead is currently testing these information technology systems, and expects to complete the testing phase by April 1, 1999. Based on initial testing, management does not anticipate any Year 2000 issues that will materially impact operations or operating results.

   Homestead's property management system database software is non-compliant. However, the property management system software vendor has stated that the property management system does not use the date routines associated with the underlying database software. Validation will be completed by April 1, 1999. If the property management system does not pass the validation tests, an upgrade will be necessary. The cost to complete the upgrade, if it is necessary to upgrade, would approximate $250,000 and it is expected the upgrade would be completed by end of the third quarter 1999.

   Homestead's critical non-information technology systems have been inventoried and are being assessed for Year 2000 compliance by contacting the vendors of the systems. All non-information technology systems are expected to be in compliance by the end of the second quarter 1999.

   Homestead has surveyed its financial institutions and major vendors to determine the extent to which Homestead is vulnerable to third parties' failure to resolve their Year 2000 issues. Homestead will be able to more adequately assess its third party risk when responses are received from the majority of the entities contacted.

   Management believes its planning efforts are adequate to address the Year 2000 issue and that its risks are primarily those that it cannot directly control, including the readiness of its major vendors and financial institutions. Homestead's most reasonably likely worst case scenario is the failure on the part of these entities to become Year 2000 compliant which could result in disruption in the Homestead's cash receipt and disbursement functions, utilities and the failure of reservation systems. There can be no guarantee, however, that the systems of unrelated entities upon which the Homestead's operations rely will be corrected on a timely basis and will not have a material adverse effect on the company.

   Homestead does not have a formal contingency plan or a timetable for implementing one. Contingency plans will be established, if they are deemed necessary, after Homestead has adequately assessed the impact on operations should third parties fail to properly respond to their Year 2000 issues.

   Homestead's historical costs for addressing the Year 2000 issue are not material and management does not anticipate that its future costs associated with the Year 2000 issue will be material. Third-party costs and software upgrades or replacements for Year 2000 issues are not expected to exceed $500,000. Homestead does not separately track the internal costs incurred for Year 2000 compliance issues. Such costs are principally the related payroll costs of its information technology group. Although the cost of recently replacing Homestead's key information technology systems was substantial, the replacements were made to improve operational efficiency and were not accelerated due to the Year 2000 issue. Homestead has not delayed any material projects as a result of the Year 2000 issue. Funds expended to address the Year 2000 issue have been made from operating cash flow.

   There can be no assurances that Year 2000 remediation by Homestead or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on Homestead, its business and its financial condition. Homestead cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties such as: (i) whether significant third parties properly and timely address the Year 2000 issue and
(ii) whether broad-based or systemic economic failures may occur. Failures could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or disruption of hotel reservations made on centralized reservation systems and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 problem and the company's dependence on third parties, Homestead is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the company. Homestead's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 issue and management believes that the possibility of significant interruptions of normal operations should be reduced.

Seasonality and Inflation

   Based upon the operating history of Homestead properties, management believes that occupancy and revenues may be lower than normal during the months of December and January due to the holiday season. Because many of Homestead's expenses do not fluctuate with occupancy, such declines in occupancy and revenues may cause fluctuations or decreases in Homestead's earnings during these periods.

   The rate of inflation as measured by changes in the average consumer price index has not had a material effect on the revenue or operating results of Homestead in 1998. There can be no assurance, however, that inflation will not affect future operating or construction costs.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Homestead's exposure to market risk for changes in interest rates relates primarily to its lines of credit facilities and variable rate mortgage note debt. Homestead has no involvement with derivative financial instruments.

   The table below provides information about Homestead's financial instruments that are sensitive to changes in interest rates, including estimated fair values for Homestead's interest rate sensitive liabilities as of December 31, 1998. As the table incorporates only those exposures that exist as of December 31, 1998, it does not consider exposures which could arise after that date. Moreover, because there were no firm commitments to actually sell the obligations at fair value as of December 31, 1998, the information presented has limited predictive value. As a result, Homestead's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during a future period and prevailing interest rates. Dollar amounts in the following table are in thousands.

                                    Expected Maturity/Principal Repayment
                          Nominal               December 31,
                          Interest ---------------------------------------  Total     Fair
                            Rate     1999   2000 2001 2002 2003 Thereafter Balance  Value(3)
                          -------- -------- ---- ---- ---- ---- ---------- -------- --------
Interest-Sensitive
 Liabilities:
 Lines of Credit
  Facilities--variable
  rates (1).............    7.30%  $357,080 $--  $--  $--  $--   $    --   $357,080 $357,080
 Convertible Mortgage
  Notes--fixed rate.....    9.00%  $    --  $--  $--  $--  $--   $221,334  $221,334 $218,363
 Mortgage Note Payable--
  variable rate (2).....   7.875%  $122,028 $--  $--  $--  $--   $    --   $122,028 $122,028
 Other Long-Term
  Obligation--fixed
  rate..................    9.74%  $     12 $ 13 $ 14 $ 16 $ 17  $  8,003  $  8,075 $  8,064

--------
(1) On March 18, 1999, Homestead obtained an extension and amendment of its Working Capital Facilities ($157,080 outstanding in the above amounts) to a December 31, 2000 due date. The Working Capital Facilities interest terms were amended resulting in the borrowings under the lines, based on the present borrowings to collateral leverage ratio, bearing interest at 3% over LIBOR.
  The $200 million of borrowings outstanding under the Bridge Facility presently bear interest at 1.25% over LIBOR. On March 25, 1999 Homestead announced a rights offering of common stock, the proceeds of which will be used to repay the Bridge Facility and reduce the amounts outstanding under the Working Capital Facilities.
(2) The $122 million mortgage note scheduled to mature June 1999 was repaid with the proceeds of a sale lease-back transaction on February 23, 1999. The note bore interest at LIBOR plus 2.25% at December 31, 1998.
(3) The estimated fair value of obligations extending beyond a one-year maturity as of December 31, 1998 were calculated by discounting the stream of cash payments of each obligation using a rate which, in management's judgement, represents an interest rate obtainable by Homestead as of December 31, 1998 on a similar instrument.

Item 8. Financial Statements and Supplementary Data

   Homestead's Balance Sheet as of December 31, 1998 and 1997, and its Statements of Operations, Shareholders' Equity and Cash Flows for the years then ended, together with the report of Arthur Andersen LLP, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. Homestead's Statements of Operations, Shareholders' Equity and Cash Flows for the year ended December 31, 1996, together with the report of Ernst & Young LLP, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 9 of Notes to Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure Matters
   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   For information regarding the executive officers of Homestead, see "Item 1. Business--Directors and Officers of Homestead." The information regarding the directors of Homestead is incorporated herein by reference to the description under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Homestead's definitive proxy statement for its 1999 annual meeting of shareholders (the "1999 Proxy Statement").

Item 11. Executive Compensation

   Incorporated herein by reference to the description under the captions "Director Compensation" and "Executive Compensation" in the 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Incorporated herein by reference to the description under the caption "Principal Shareholders" in the 1999 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

   Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 1999 Proxy Statement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

   The following documents are filed as a part of this report:

     (a) Financial Statements and Schedules:

       1. Financial Statements:

         See Index to Financial Statements on page 44 of this report

     All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.

       3. Exhibits:

         See Index to Exhibits, which is incorporated herein by reference.

     (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report

         None filed in last quarter of period covered by this report.

     (c) Exhibits:

       The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

                         INDEX TO FINANCIAL STATEMENTS

Reports of Independent Public Accountants..................................  45

Balance Sheets as of December 31, 1998 and 1997............................  47

Statements of Operations for the Years Ended December 31, 1998, 1997 and
 1996......................................................................  48

Statements of Shareholders' Equity for the Years Ended December 31, 1998,
 1997 and 1996.............................................................  49

Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and
 1996......................................................................  50

Notes to Financial Statements..............................................  51

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Homestead Village Incorporated

   We have audited the accompanying consolidated balance sheets of Homestead Village Incorporated and subsidiaries, a Maryland corporation, as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of Homestead Village Incorporated's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Village Incorporated and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Atlanta, Georgia
February 4, 1999

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Homestead Village Incorporated

   We have audited the accompanying statements of operations, shareholders' equity and cash flows of Homestead Village Incorporated for the year ended December 31, 1996. The financial statements are the responsibility of Homestead Village Incorporated's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Homestead Village Incorporated for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          Ernst & Young LLP

Dallas, Texas
February 24, 1997

                         HOMESTEAD VILLAGE INCORPORATED

                                 BALANCE SHEETS
                    (In thousands, except per share amount)

                                                             December 31,
                                                          --------------------
                         ASSETS                              1998       1997
                         ------                           ----------  --------
Current assets:
  Cash and cash equivalents (including restricted cash of
   $167 in 1998 and $657 in 1997)........................ $   12,144  $  2,974
  Accounts receivable, net of allowance of $269 in 1998
   and $81 in 1997.......................................      5,910     1,970
  Funds held in escrow...................................      1,701       --
  Other current assets...................................      1,132       732
                                                          ----------  --------
    Total current assets.................................     20,887     5,676
                                                          ----------  --------
Property and equipment...................................  1,186,652   733,321
 Less accumulated depreciation...........................    (48,783)  (17,824)
                                                          ----------  --------
Net investment in property and equipment.................  1,137,869   715,497
                                                          ----------  --------
Deposits and pursuit costs, including $3,399 of funds
 with title companies for property acquisitions in 1998
 and $7,697 in 1997......................................      7,830    12,901
Deferred loan costs, net of accumulated amortization of
 $34,002 in 1998 and $43,297 in 1997.....................      1,063       632
Trademark and intangibles, net of accumulated
 amortization of $4,190 in 1998 and $1,768 in 1997.......     44,279    44,447
Other assets.............................................      6,463     4,796
                                                          ----------  --------
    Total assets......................................... $1,218,391  $783,949
                                                          ==========  ========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
Current Liabilities:
  Lines of credit........................................ $  357,080  $ 96,808
  Mortgage note payable..................................    122,028       --
  Development costs payable, including retainage of
   $16,558 in 1998 and $21,966 in 1997...................     24,330    34,079
  Accounts payable and other accrued expenses............     19,632     8,882
  Due to affiliate.......................................        335       133
  Accrued interest payable to affiliates.................      1,882     2,540
  Accrued real estate taxes..............................      5,681     2,900
                                                          ----------  --------
    Total current liabilities............................    530,968   145,342
Convertible mortgage notes payable to affiliates.........    221,334   301,606
Other long term liabilities..............................      8,064     8,070
                                                          ----------  --------
    Total liabilities....................................    760,366   455,018
                                                          ----------  --------
Commitments and contingencies (Note 12)
Shareholders' equity:
  Common stock, $.01 par value, 249,823 shares
   authorized, 38,255 shares issued and outstanding in
   1998 and 27,805 shares issued and outstanding in 1997.        383       278
  Preferred stock, 177 shares authorized, none issued....        --        --
  Additional paid-in capital.............................    474,337   318,667
  (Accumulated deficit) retained earnings................    (16,135)   13,098
  Less shares in escrow..................................        --     (2,253)
  Less deferred compensation.............................       (560)     (859)
                                                          ----------  --------
    Total shareholders' equity...........................    458,025   328,931
                                                          ----------  --------
    Total liabilities and shareholders' equity........... $1,218,391  $783,949
                                                          ==========  ========

    The accompanying notes are an integral part of the financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                            STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                     Year Ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     --------  -------  -------
Revenues:
  Room revenue.....................................  $139,681  $58,397  $33,071
  Other revenue....................................     5,771    1,469      492
                                                     --------  -------  -------
    Total..........................................   145,452   59,866   33,563
                                                     --------  -------  -------
Operating expenses:
  Property operating expenses......................    63,339   25,089   16,166
  Corporate operating expenses.....................    22,280   15,238    4,112
  Special charges (Note 3).........................     7,240      --       --
  Depreciation and amortization....................    34,244   12,130    4,443
                                                     --------  -------  -------
    Total operating expenses.......................   127,103   52,457   24,721
                                                     --------  -------  -------
Operating income...................................    18,349    7,409    8,842
Interest income....................................       952      552      211
Interest expense, net of capitalized interest......   (23,190)  (2,190)  (5,971)
                                                     --------  -------  -------
Earnings (loss) before income taxes and
 extraordinary item................................    (3,889)   5,771    3,082
Provision for income taxes.........................       --       --       --
                                                     --------  -------  -------
Earnings (loss) before extraordinary item..........    (3,889)   5,771    3,082
Extraordinary item--loss on early extinguishment of
 debt..............................................   (25,344)     --       --
                                                     --------  -------  -------
Net earnings (loss)................................  $(29,233) $ 5,771  $ 3,082
                                                     ========  =======  =======
Basic weighted average shares outstanding..........    37,639   23,578
                                                     ========  =======
Diluted weighted average shares outstanding........    37,639   43,502
                                                     ========  =======
Net earnings (loss) per share:
  Basic earnings (loss) before extraordinary item..  $  (0.11) $  0.24
  Extraordinary item-loss on early extinguishment
   of debt.........................................     (0.67)     --
                                                     --------  -------
  Basic earnings (loss) per share..................  $  (0.78) $  0.24
                                                     ========  =======
  Diluted earnings (loss) before extraordinary
   item............................................  $  (0.11) $  0.18
  Extraordinary item-loss on early extinguishment
   of debt.........................................     (0.67)     --
                                                     --------  -------
  Diluted earnings (loss) per share................  $  (0.78) $  0.18
                                                     ========  =======
Pro forma net earnings per share (Note 1):
  Pro forma weighted average shares outstanding....                      11,392
                                                                        =======
  Pro forma earnings per common share..............                     $  0.27
                                                                        =======

    The accompanying notes are an integral part of the financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1997 and 1996
                       (In thousands, except shares data)

                            Common Stock                 Retained
                          ----------------- Additional   Earnings   Shares
                            Number     Par   Paid-in   (Accumulated   in       Deferred    Total
                          of Shares   Value  Capital     Deficit)   Escrow   Compensation  Equity
                          ----------  ----- ---------- ------------ -------  ------------ --------
Balances at December 31,
 1995...................         --   $--    $ 18,726    $  4,245   $   --      $  --     $ 22,971
 Capital distributions,
  net...................         --    --      (1,201)        --        --         --       (1,201)
 Sale of common stock...       1,000   --           1         --        --                       1
 Sale of restricted
  common stock to
  officers, less notes
  receivable from
  officers..............     185,170     2      1,350         --        --         --        1,352
 Deferred compensation
  for issuance of
  options and sale of
  restricted stock......         --    --       1,511         --        --      (1,511)        --
 Amortization of
  deferred compensation.         --    --         --          --        --         115         115
 Common shares issued
  for mergers, net of
  expenses..............  17,748,735   177    101,468         --    (26,477)       --       75,168
 Conversion of mortgage
  notes and interest
  payable...............         --    --      16,917         --        --         --       16,917
 Conversion of other
  debt to affiliate.....         --    --      35,660         --        --         --       35,660
 Issuance of warrants...         --    --      23,100         --        --         --       23,100
 Equity associated with
  assumption and
  issuance of
  convertible mortgage
  notes.................         --    --       7,934         --        --         --        7,934
 Issuance of common
  stock for exercise of
  warrants..............   1,754,225    18     17,524         --        --         --       17,542
 Recognition of deferred
  tax asset.............         --    --       1,362         --        --         --        1,362
 Net earnings...........         --    --         --        3,082       --         --        3,082
                          ----------  ----   --------    --------   -------     ------    --------
Balances at December 31,
 1996...................  19,689,130   197    224,352       7,327   (26,477)    (1,396)    204,003
 Repurchase of
  restricted common
  stock.................     (12,600)  --        (126)        --        --         --         (126)
 Amortization of
  deferred compensation.         --    --         --          --        --         459         459
 Deferred compensation
  adjustment for
  forfeitures...........         --    --         (78)        --        --          78         --
 Release of shares from
  escrow................         --    --         --          --     24,224        --       24,224
 Other issuance of
  common stock..........         750   --          14         --        --         --           14
 Issuance of common
  stock for exercise of
  warrants..............   8,127,626    81     81,195         --        --         --       81,276
 Financing costs for
  issuance of
  convertible mortgage
  notes.................         --    --      13,310         --        --         --       13,310
 Net earnings...........         --    --         --        5,771       --         --        5,771
                          ----------  ----   --------    --------   -------     ------    --------
Balances at December 31,
 1997...................  27,804,906   278    318,667      13,098    (2,253)      (859)    328,931
 Sale of common stock--
  rights offering.......  10,426,840   104    154,137         --        --         --      154,241
 Sale of restricted
  stock to officer......      31,250     1        499         --        --        (500)        --
 Repurchase of
  restricted common
  stock.................      (8,450)  --         (85)        --        --         --          (85)
 Amortization of
  deferred compensation.         --    --         --          --        --         667         667
 Deferred compensation
  adjustment for
  forfeitures...........         --    --        (132)        --        --         132         --
 Release of shares from
  escrow................         --    --         --          --      2,253        --        2,253
 Financing costs for
  issuance of
  convertible mortgage
  notes.................         --    --       1,251         --        --         --        1,251
 Net loss...............         --    --         --      (29,233)      --         --      (29,233)
                          ----------  ----   --------    --------   -------     ------    --------
Balances at December 31,
 1998...................  38,254,546  $383   $474,337    $(16,135)  $   --      $ (560)   $458,025
                          ==========  ====   ========    ========   =======     ======    ========

    The accompanying notes are an integral part of the financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  Year Ended December 31,
                                                ------------------------------
                                                  1998      1997       1996
                                                --------  ---------  ---------
Operating activities:
 Net earnings (loss)........................... $(29,233) $   5,771  $   3,082
 Adjustments to reconcile net earnings (loss)
  to net cash provided by operating
  activities:
   Extraordinary item - loss on early
    extinguishment of debt.....................   25,344        --         --
   Depreciation and amortization...............   34,244     12,130      4,443
   Deferred compensation.......................      667        459        115
   Amortization of prepaid rent................      --         250         50
   Amortization of deferred loan costs.........    3,685        632      1,720
 Change in assets and liabilities, excluding
  the effects of mergers accounted for by the
  purchase method in 1996:
   Increase in accounts receivable, net of
    change in allowance........................   (3,940)    (1,160)      (357)
   Increase in funds held in escrow............   (1,701)       --         --
   Increase in other current assets............     (400)      (246)      (104)
   Increase in accounts payable and other
    accrued expenses...........................   10,750      5,701      1,212
   Increase in accrued real estate taxes.......    2,781        835      1,010
   Increase (decrease) in accrued interest on
    convertible mortgage notes.................     (658)     1,687        853
   Increase (decrease) in due to affiliate.....      202        (83)       216
   Other.......................................      --         --          21
                                                --------  ---------  ---------
     Net cash provided by operating activities.   41,741     25,976     12,261
                                                --------  ---------  ---------
Investing activities:
 Investment in properties, excluding
  development costs payable.................... (461,831)  (388,103)  (113,461)
 Decrease (increase) in deposits and pursuit
  costs........................................    5,071     (7,366)      (791)
 Capital distribution, net.....................      --         --      (1,201)
 Increase in other assets......................   (2,532)    (3,252)       --
                                                --------  ---------  ---------
     Net cash used in investing activities..... (459,292)  (398,721)  (115,453)
                                                --------  ---------  ---------
Financing activities:
 Proceeds from lines of credit.................  390,272     96,808        --
 Payments on lines of credit................... (130,000)       --         --
 Deferred loan costs for lines of credit.......   (3,370)    (1,404)       --
 Proceeds from convertible mortgage notes
  payable......................................   17,013    191,750     25,242
 Payment of convertible mortgage notes
  payable......................................  (98,028)       --         --
 Payment to extinguish debt....................  (25,344)       --         --
 Proceeds from mortgage note payable...........  122,028        --         --
 Proceeds from sale of shares, net of
  expenses.....................................  154,241        --       1,353
 Repurchase of restricted common stock.........      (85)      (126)       --
 Exercise of warrants for common stock.........      --      81,276     17,524
 Payments on other long-term liabilities.......       (6)       --         --
 Proceeds from note payable to affiliate.......      --         --       6,118
 Payment of notes payable to affiliate.........      --         --      (6,492)
 Proceeds from merger..........................      --         --      16,564
 Proceeds from other debt to affiliate.........      --         --      48,402
                                                --------  ---------  ---------
     Net cash provided by financing activities.  426,721    368,304    108,711
                                                --------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents...................................    9,170     (4,441)     5,519
Cash and cash equivalents, beginning of year...    2,974      7,415      1,896
                                                --------  ---------  ---------
Cash and cash equivalents, end of year......... $ 12,144  $   2,974  $   7,415
                                                ========  =========  =========
Noncash investing and financing transactions:
 Loan costs resulting from issuance of
  warrants and convertible mortgage debt....... $  1,251  $  13,310  $  30,734
                                                ========  =========  =========
 Increase in property and equipment, and
  increase (decrease) in development cost
  payable...................................... $ (9,750) $  22,752  $   4,347
                                                ========  =========  =========
 Increase in property and equipment, and other
  long term liabilities........................ $    --   $   8,070  $     --
                                                ========  =========  =========
 Increase in trademark and intangibles arising
  from release of shares in escrow............. $  2,253  $  24,224  $     --
                                                ========  =========  =========
 Increase in property and equipment from
  capitalization of loan costs................. $  1,249  $  51,703  $   1,850
                                                ========  =========  =========
 Increase in net assets acquired by issuance
  of common stock in merger.................... $    --   $     --   $  58,920
                                                ========  =========  =========
 Conversion of other debt to affiliate to
  equity....................................... $    --   $     --   $  35,660
                                                ========  =========  =========
 Conversion of other debt to affiliate to
  convertible mortgage notes payable........... $    --   $     --   $  92,789
                                                ========  =========  =========
 Conversion of convertible mortgage debt to
  equity....................................... $    --   $     --   $  16,917
                                                ========  =========  =========
 Deferred tax assets arising through equity.... $    --   $     --   $   1,362
                                                ========  =========  =========

    The accompanying notes are an integral part of the financial statements.

                        HOMESTEAD VILLAGE INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

                               December 31, 1998

Note 1--Description of Business and Summary of Significant Accounting Policies

 Business and Organization

   Homestead Village Incorporated, a Maryland corporation formed January 26, 1996 ("Homestead"), operates moderately priced, extended stay lodging properties under the Homestead Village trademark in selected target markets in the United States. Homestead's extended stay lodging rooms are designed to appeal primarily to the corporate business traveler. Homestead and its predecessor entities, which have purpose-built all Homestead Village properties, have targeted infill locations proximate to major business centers and convenient to services desired by its customers. As of December 31, 1998, Homestead had developed 120 properties in 37 cities representing a total of 16,180 rooms and had an additional 16 properties under construction totaling 2,040 rooms within eight of these cities as well as one additional city.

   Security Capital Group Incorporated ("Security Capital") owns 69.8% of Homestead's outstanding common stock as of December 31, 1998. Homestead has received significant financing from Security Capital through Security Capital's exercise of Homestead warrants from the date of the Mergers (described below) through October 1997 (the expiration date of the warrants), Security Capital's participation in the January 1998 common stock rights offering, and the use of a subscription receivable from Security Capital as collateral for a $200 million line of credit facility. Additionally, two investees of Security Capital have provided significant financing to Homestead through funding of convertible mortgage notes payable since the date of the Mergers through second quarter 1998. Security Capital also provides certain services to Homestead under an agreement for administrative services as described in Note 7.

 1996 Mergers

   On October 17, 1996 Homestead acquired, through a series of merger transactions (the "Mergers"), the Homestead Village trademark and operating systems necessary to develop and operate the properties from Security Capital and extended stay lodging assets operating or to be operated under the Homestead Village trademark from two investees of Security Capital, Security Capital Pacific Trust ("PTR") and Security Capital Atlantic Incorporated ("ATLANTIC"). The acquisition of the trademark, operating system and properties was through the merger of various wholly-owned subsidiaries of Security Capital, PTR and ATLANTIC in exchange for common stock of Homestead.

   The acquisition of the Security Capital subsidiaries was accounted for as a purchase and, accordingly, the results of the Security Capital subsidiaries have been included in Homestead's results only for periods subsequent to October 17, 1996.

   The merger of the net assets of PTR's Homestead Village Group subsidiaries (the "PTR Subsidiaries") consisting of 54 properties (or the rights to acquire such properties), was accounted for as a combination of entities under common control in a manner similar to a "pooling of interests." Accordingly, the historical results of operations for the PTR Subsidiaries were combined with Homestead for all of 1996 and prior years, with historical financial position and results of operations prior to 1996 consisting solely of that of the PTR Subsidiaries. Homestead's activities from its formation in January 1996 until the closing date of the Mergers were not significant.

   The acquisition of the ATLANTIC subsidiaries, consisting of 26 properties (or the rights to acquire such properties), was accounted for as a purchase and, accordingly, the results of the ATLANTIC subsidiaries have been included in Homestead's results only for periods subsequent to October 17, 1996.

                        HOMESTEAD VILLAGE INCORPORATED

   PTR and ATLANTIC agreed to provide convertible mortgage funding commitments (see Note 4) and Security Capital provided interim financing to Homestead prior to the Mergers and the lease of office space for one year subsequent to the Mergers, all in exchange for warrants to purchase Homestead common stock (see Note 5).

   Unaudited pro forma results of operations of Homestead, assuming the purchase acquisitions of the ATLANTIC and Security Capital subsidiaries had occurred as of the beginning of 1996, would have resulted in total revenues for 1996 of $33,987,000 and a net loss of $472,000. Such unaudited pro forma results give effect to certain adjustments, including development overhead costs, additional costs of operating as a public company (such as additional salaries and benefits, legal, accounting and other professional fees), trademark amortization, interest expense and amortization of deferred financing costs.

   The unaudited pro forma results of operations are not necessarily indicative of what the actual results of operations would have been had the 1996 acquisitions occurred on January 1, 1996, nor do they purport to present the results of operations of future periods.

 Principles of Financial Presentation

   The accompanying financial statements include the accounts of Homestead and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

   The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Cash and Cash Equivalents

   Homestead considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

 New Accounting Rules

   In April 1998 Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") was issued which requires that costs associated with organizational, pre-opening, and start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Through the end of 1998, Homestead capitalized costs associated with pre-opening and start-up activities and amortized such costs over a two-year period. Homestead has adopted SOP 98-5 beginning with its 1999 fiscal year and will write off unamortized organizational, pre-opening and startup costs approximating $14 million as a cumulative effect of adoption of an accounting standard in first quarter 1999. No financial statement amounts will be restated on adoption of the new standard.

   In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" was issued, establishing standards for the reporting of comprehensive income and its components. The new rules, which are effective for fiscal years beginning after December 31, 1997, do not change the reporting of items included within net earnings such as income from continuing operations, extraordinary items and cumulative effects of changes in accounting principle. Other comprehensive income items are required to be reported in the statement of shareholders' equity and include foreign currency items, minimum pension liability adjustments,

                        HOMESTEAD VILLAGE INCORPORATED
and unrealized gains and losses on certain investments in debt and equity securities. Homestead had no other comprehensive income items to be reported in the accompanying statements of shareholders' equity.

   In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, establishing standards for the accounting and reporting for derivative instruments. The new rules, which become effective January 1, 2000, are not expected to have a material impact on Homestead's financial position or results of operations. Homestead has not entered into any derivative financial instrument transactions.

 Property and Equipment and Depreciation

   Property and equipment are stated at cost. Incremental costs directly related to the acquisition, development or improvement of real estate, including interest and salaries and related costs for site acquisition and supervision of construction, are capitalized. Maintenance and repairs are charged to operations as incurred; major renewals and improvements are capitalized. Costs incurred in connection with the pursuit of successful site acquisitions are capitalized, while costs associated with unsuccessful site acquisitions are expensed at the time the pursuit is abandoned.

   Depreciation is computed by the straight-line method principally over the following estimated useful lives:

      Buildings and improvements.................................... 20-40 years
      Furniture, fixtures and equipment.............................  3-10 years

   Pre-opening and start-up costs incurred related to the opening of new properties through December 31, 1998 were capitalized and have been amortized by the straight-line method over two years.

 Long-Lived Assets and Long-Lived Assets To Be Disposed Of

   Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS 121"), requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever the carrying amount of an asset may not be recoverable. SFAS 121 also requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Homestead reviews its long-lived assets for impairment on a quarterly basis. Based on the provisions of SFAS 121, Homestead determined that no impairment provision of the carrying cost of its properties or other long-lived assets is necessary at December 31, 1998.

 Trademarks and Intangibles

   In the Mergers, Homestead acquired the Homestead Village trademark and certain operating systems for the development and operation of Homestead Village properties from Security Capital. These intangible assets were valued at $48.5 million. Homestead's issuance of shares for the acquisition of the Security Capital subsidiaries in the Mergers were issued in part directly to Security Capital and in part to an escrow agent in proportion to the actual funding commitments fulfilled by PTR and ATLANTIC. The amount initially recorded as an asset by Homestead of $22 million represented the pro rata portion of the actual funding provided by PTR and ATLANTIC as of the date of the Mergers to the total expected funding to be provided under their funding commitment agreements. As shares were released from escrow in proportion to additional fundings received, additional intangible assets have been recorded. All remaining escrowed shares were released in 1998. Homestead is amortizing the intangible assets on the straight-line basis over a period of 20 years.

                        HOMESTEAD VILLAGE INCORPORATED

 Deferred Costs

   Homestead has incurred certain costs in obtaining its lines of credit. The deferred financing costs related to the lines of credit have been deferred and are being amortized over the terms of the respective lines of credit. Deferred financing costs recorded in conjunction with the issuance of the warrants in the Mergers and fundings under the convertible mortgage funding commitments have been fully amortized.

 Interest

   The following summarizes Homestead's interest expense (in thousands):

                                                    Year Ended December 31,
                                                    --------------------------
                                                     1998      1997     1996
                                                    -------  --------  -------
      Lines of credit facilities................... $16,929  $  2,137  $   --
      Convertible mortgage notes...................  26,293    69,791    8,747
      Mortgage note payable........................   4,394       --       --
      Convertible debentures.......................     157       --       --
      Due to affiliate.............................     --        --     1,589
      Other........................................     732         9      --
                                                    -------  --------  -------
        Total interest cost........................  48,505    71,937   10,336
      Capitalized interest......................... (25,315)  (69,747)  (4,365)
                                                    -------  --------  -------
        Net interest expense....................... $23,190  $  2,190  $ 5,971
                                                    =======  ========  =======
      Amortization of deferred financing costs
       included in interest cost................... $ 2,994  $ 50,923  $   261
                                                    =======  ========  =======

   During 1998, 1997 and 1996, the total interest paid in cash was $41,873,000, $18,134,000 and $5,721,000, respectively.

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

 Per Share Data

   Basic earnings per share is calculated by dividing net earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share is calculated by dividing adjusted earnings available to common shareholders, assuming dilution, by adjusted weighted average common shares outstanding. Adjusted earnings available for common shareholders adds back all net interest expense from convertible debt. Adjusted weighted average shares outstanding includes the dilutive effect of options and warrants using the treasury stock method and the dilutive effect of convertible debt.

                        HOMESTEAD VILLAGE INCORPORATED

   A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (loss) per share follows (in thousands, except per share amounts):

                                                               1998     1997
                                                              -------  -------
      Net earnings (loss) attributable to common shares
       before extraordinary item............................. $(3,889) $ 5,771
      Net convertible mortgage interest......................     --     1,922
                                                              -------  -------
      Adjusted earnings (loss) before extraordinary item..... $(3,889) $ 7,693
                                                              =======  =======
      Weighted average shares outstanding--basic.............  37,639   23,578
      Incremental options and warrants.......................     --     2,000
      Conversion of convertible mortgage notes...............     --    17,924
                                                              -------  -------
      Adjusted weighted average shares outstanding--diluted..  37,639   43,502
                                                              =======  =======
      Net earnings (loss) per share before extraordinary
       item:
        Basic................................................ $ (0.11) $  0.24
                                                              =======  =======
        Diluted.............................................. $ (0.11) $  0.18
                                                              =======  =======

   For the year ended December 31, 1998 convertible debt is not assumed to be converted and exercise of options is not assumed as the effects are anti-dilutive in a period of loss.

   Historical earnings per share data is not presented for the year ended December 31, 1996. Prior to the Mergers on October 17, 1996 the operating assets of Homestead were owned by subsidiaries of PTR and ATLANTIC and were managed under contract by subsidiaries of Security Capital. The outstanding shares and equity interests of these entities differed substantially from the common shares, warrants and convertible mortgages outstanding after the mergers. Therefore, management does not believe historical earnings per share is meaningful. Pro forma earnings per share for 1996, restated for the adoption of SFAS 128, has been calculated by dividing net earnings by pro forma weighted average shares outstanding assuming shares issued to PTR were outstanding since the beginning of the year and shares issued to Security Capital and ATLANTIC were outstanding since the merger date.

Note 2--Property and Equipment

   Property and equipment consist of the following (in thousands):

                                                               December 31,
                                                            -------------------
                                                               1998      1997
      Completed properties:                                 ---------- --------
        Land..............................................  $  191,694 $100,118
        Buildings and improvements........................     645,235  329,045
        Furniture, fixtures and equipment.................     108,446   49,773
                                                            ---------- --------
                                                               945,375  478,936
      Properties under construction.......................     110,891  213,283
      Properties in planning and owned....................     126,054   32,984
      Land held for future development....................         --     1,463
      Land held for sale..................................       4,332    6,655
                                                            ---------- --------
        Total.............................................  $1,186,652 $733,321
                                                            ========== ========

                        HOMESTEAD VILLAGE INCORPORATED

Note 3--Special Charges

   In fourth quarter 1998, in light of the difficult environment in capital markets for real estate operating companies and lodging companies and the resulting limited availability of new financing for additional commitments for developments, Homestead reorganized its internal development department and terminated approximately 40 full-time persons. In conjunction with the severance of development personnel and changed expectations to pursue development of certain sites under contract for acquisition, Homestead recorded a special charge primarily for severance of personnel and abandonment of pursuits totaling $7.24 million. As a result of these expenses, Homestead sought, and received, an amendment of its bank lines of credit covenants for fourth quarter 1998.

   Through December 31, 1998 approximately $1.6 million of severance costs have been paid and charged against the liability and $5.4 million of abandoned pursuit costs have been expensed. The remaining liability is for payment of remaining severance obligations. No other adjustments have been made to the accrued liability.

Note 4--Debt

 Lines of Credit

   At December 31, 1998 Homestead had a bank revolving line of credit facility which provided for total borrowing capacity of $150 million, subject to collateral requirements. Borrowings outstanding at December 31, 1998 totaled $128.1 million secured by 65 properties located in suburban metropolitan areas with historical cost of $475.2 million. Borrowings bear interest at the Eurodollar rate (5.63% at December 31, 1998) plus 1.5% to 2.5% per annum, depending upon the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Alternatively, borrowings bear interest at a base rate defined as the higher of prime rate (7.75% at December 31, 1998) plus a margin of 0.5% to 1.5% or the federal funds rate plus a margin of 1% to 2%, with the margin dependent on the percentage leverage of borrowings outstanding to the amount of qualifying collateral. Average unfunded balances bear a commitment fee of 0.375% per annum.

   At December 31, 1998 Homestead also had a separate $50 million bank revolving line of credit facility of which $29 million was outstanding based upon collateral limitations. The line is secured by 5 land sites with historical cost of $82.0 intended for development of Homestead Villages in urban central business districts of major cities. Borrowings bear interest at the Eurodollar rate plus 2.75% per annum or, alternatively, at a base rate defined as the higher of prime rate plus 1.75% or the federal funds rate plus 2.25%. Average unfunded balances bear a commitment fee of 0.5% per annum.

   The two lines above (together the "Working Capital Facilities") had due dates of April 23, 1999, but subsequent to year end were extended, see Note 13.

   On June 15, 1998 Homestead established an additional $200 million bank line of credit facility (the "Bridge Facility") which bears interest at the Eurodollar rate plus 1.25% or at a base rate of prime plus 0.25%. The average unfunded balance bears a commitment fee of 0.25% per annum. Borrowings outstanding at December 31, 1998 totaled $200 million. Homestead obtained a subscription agreement from Security Capital for $200 million of Homestead subordinated debentures to secure this obligation. The line, as amended, is due April 23, 1999. If the subscription is called by Homestead or Homestead receives proceeds from any offering of securities, the proceeds must be used to first repay the Bridge Facility and Working Capital Facilities and second to fund projects under development which secure the Working Capital Facilities. The debentures would bear interest at a rate of 0.25% over the rate Homestead incurs under the $50 million Working Capital Facility. Homestead may repurchase the debentures with the proceeds of an equity offering within 90 days of issuance of the debentures. On the 90th day following the issuance of the debentures the debentures convert to Homestead common stock, on a per share basis, at the lowest of (i) $13.931, (ii) the fair market value, based upon a trailing 20-day average, on the date any debentures are issued, and (iii) the fair market value, based upon a trailing 20-day average, on the date the debentures are automatically converted into shares of common stock.

                        HOMESTEAD VILLAGE INCORPORATED
the 90th day after issuance. The subscription agreement expires the earlier of June 30, 1999 or two weeks after termination of the $200 million credit agreement. The subscription obligation will be reduced or terminated to the extent Homestead issues equity securities to any third party, or to Security Capital pursuant to a separate offering and the proceeds are used to repay the $200 million Bridge Facility and any remaining proceeds are used to fund projects under development which secure the Working Capital Facilities. In conjunction with Security Capital's entering into the subscription agreement, Homestead paid an arrangement fee to Security Capital of $600,000.

   Homestead's weighted average stated interest rate was 7.30% and 7.87% on borrowings outstanding as of December 31, 1998 and 1997, respectively.

   The Working Capital Facilities and the Bridge Facility, as amended effective December 31, 1998 (see Note 3--Special Charges), require maintenance of certain financial covenants, specifically, aggregate indebtedness of no more than 60% of gross asset value, as defined, or indebtedness secured by a lien of no more than 60% of gross asset value, as defined. Homestead must also maintain a minimum debt service coverage ratio of earnings before interest, income taxes, depreciation, amortization and gains or losses on sales of assets to cash debt service, as defined, of no less than 0.70 to 1 for the fourth quarter of 1998, and, excluding the $200 million facility, no less than
1.0 to 1.0, and not allow stockholders equity to be less than $325 million. Additionally, Homestead will not enter into any commitment for purchases of land or construction of projects if such obligations exceed the available borrowing capacity under all of the lines and internally generated excess funds. The covenants also restrict payment of dividends without lender approval. Homestead was in compliance with all such covenants, as amended, as of December 31, 1998.

 Convertible Mortgage Notes Payable

   At December 31, 1998 Homestead owed convertible mortgage notes to Archstone Communities Trust ("Archstone"), formerly PTR, of $221.3 million. The notes are collateralized by Homestead properties (54 Homestead properties at $366.1 million of historical cost). The notes accrue interest at 9.0% on the principal amount, and require interest only payments every six months on May 28 and November 28. The notes are due October 31, 2006, and are callable on or after May 28, 2001. The notes are convertible, at the option of the holder, into shares of Homestead common stock at a conversion ratio equal to one share of common stock for every $11.50 of principal amount outstanding. In the Mergers, Homestead obtained funding commitments from PTR and ATLANTIC which provided for aggregate fundings of $198.8 million and $111.1 million, respectively. Homestead called for fundings under the agreements to pay development costs of the Homestead Village properties acquired from PTR and ATLANTIC in the Mergers. The final amounts under both funding commitments were received by Homestead in second quarter 1998. Face amounts of the final total obligations were $221.3 million due to PTR and $98.0 million due to ATLANTIC. Deferred financing costs and the discount, in the case of PTR, and the premium, in the case of ATLANTIC, on the respective fundings have been fully amortized. The convertible mortgage notes payable to ATLANTIC were extinguished in third quarter 1998 as described below.

 Mortgage Note

   On July 6, 1998, Homestead entered into a mortgage loan purchase agreement with ATLANTIC and Merrill Lynch Mortgage Capital Inc. ("MLMC") whereby the $98 million of Homestead convertible mortgage notes held by ATLANTIC were modified to, among other things, eliminate their convertibility feature in exchange for a payment of $21.4 million from Homestead to ATLANTIC. The amount paid to ATLANTIC was based on trailing market prices of Homestead common stock at the time the agreement was entered into, which exceeded the conversion price of the convertible mortgage notes at that date. Homestead funded the payment with the

                        HOMESTEAD VILLAGE INCORPORATED
proceeds received from the sale of $24 million of 7.5% convertible subordinated debentures. Also pursuant to the mortgage loan purchase agreement ATLANTIC sold the amended notes to MLMC for $98 million. On August 7, 1998, Homestead converted the $98 million of mortgage notes and the $24 million of 7.5% convertible subordinated debentures into a $122 million mortgage of a newly formed special purpose subsidiary of Homestead. The note is collateralized by 26 Homestead properties (totaling $227.4 million of historical cost at December 31, 1998) which were formerly collateral for the ATLANTIC mortgage notes. The $122 million mortgage note matures June 30, 1999 and provides for interest only monthly payments of LIBOR plus 1.70% through September 30, 1998, LIBOR plus 2.0% through November 30, 1998, and LIBOR plus 2.25% thereafter.

   The transaction resulted in an early extinguishment of debt measured as the difference between the $98 million carrying amount of the original mortgage notes to ATLANTIC and the amount paid to extinguish the debt, including transaction costs. Such loss on extinguishment of debt and transaction costs amounted to $25.3 million and was recorded as an extraordinary item in the third quarter 1998. The elimination of the conversion option attached to the mortgage notes reduced Homestead's contingently issuable shares of common stock by approximately 8.5 million shares.

   See Note 13 regarding a sale of properties securing the mortgage note subsequent to year end and repayment the $122 million note and all accrued interest.

Note 5--Shareholders' Equity

 Shelf Registration

   In November 1998, Homestead filed a shelf registration statement with the Securities and Exchange Commission for up to $356,402,600 of any combination of preferred stock, debt securities and securities warrants, and up to a total of $500,000,000 including common stock from Homestead's previous shelf registration. The securities issuable under the registration, which was declared effective November 23, 1998, may be offered from time to time, at amounts, at prices and on terms to be set forth at the time of the offerings.

 Common Stock Rights Offering

   On January 15, 1998, Homestead completed a rights offering consisting of 10,426,840 common shares at $15 per share resulting in gross proceeds of $156,402,600. The rights offering was part of Homestead's November 1997 $300,000,000 common stock shelf registration. After costs of the offering, which include a fee of 1% of gross proceeds to Security Capital Markets Group Incorporated, a wholly-owned subsidiary of Security Capital, net proceeds to Homestead were approximately $154.2 million. Security Capital purchased 8,429,225 shares in the rights offering (80.8% of the offered shares) at the same price paid by the public.

 Stock Based Compensation Plans

   In 1996, Homestead established two stock compensation plans, the 1996 Long-Term Incentive Plan (the "Incentive Plan") and the 1996 Outside Directors Plans (the "Outside Directors Plan"). Homestead elected to account for these plans under Accounting Principle Board Opinion No. 25 Accounting for Stock Issued to Employees, under which compensation costs are recognized as equal to the difference between the fair value of the Homestead stock at the date of grant or sale and the exercise or sale price. Total stock-based compensation expense related to these plans for 1998, 1997 and 1996 is $346,000, $158,000 and $115,000, respectively, which is included in corporate operating expenses in the accompanying statements of operations.

   Had compensation cost for the grants of stock options been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), Homestead's net earnings of $3,082,000 for the year ended December 31, 1996 would have been reduced to

                        HOMESTEAD VILLAGE INCORPORATED

$3,014,000 and pro forma earnings per share to $0.26. The pro forma effect of SFAS 123 for 1998 and 1997 is summarized as follows (in thousands, except per share amounts):

                                                                 1998     1997
                                                                -------  ------
      Net earnings (loss) before extraordinary item:
        As reported............................................ $(3,889) $5,771
                                                                =======  ======
        Pro forma.............................................. $(5,445) $5,392
                                                                =======  ======
      Basic earnings (loss) per share:
        As reported............................................ $ (0.11) $ 0.24
                                                                =======  ======
        Pro forma.............................................. $ (0.14) $ 0.23
                                                                =======  ======
      Diluted earnings (loss) per share:
        As reported............................................ $ (0.11) $ 0.18
                                                                =======  ======
        Pro forma.............................................. $ (0.14) $ 0.17
                                                                =======  ======

   Homestead may grant up to 4,000,000 shares of stock to its full time employees under the Incentive Plan and up to 100,000 shares of stock under the Outside Directors Plan. At December 31, 1998, 107,307 and 84,000 shares, respectively, were available for future grant under the Incentive Plan and Outside Directors Plan. The Incentive Plan options granted vest over four to five years and the Outside Directors Plan options vest upon grant. A summary of the status of Homestead's two fixed stock compensation plans as of December 31, 1998, 1997 and 1996 and changes during those years is presented below:

                                                    1998                 1997                1996
                                             -------------------- -------------------- -----------------
                                                        Weighted-            Weighted-         Weighted-
                                                         Average              Average           Average
                                                        Exercise             Exercise          Exercise
   Incentive Plan & Outside Directors Plan    Shares      Price    Shares      Price   Shares    Price
   ---------------------------------------   ---------  --------- ---------  --------- ------- ---------
   Outstanding at beginning
    of year..................                2,721,561   $15.39     584,000   $11.18       --   $  --
     Granted.................                1,791,482   $ 6.88   2,180,061   $16.42   584,000  $11.18
     Exercised...............                      --    $  --          --    $  --        --   $  --
     Forfeited...............                 (811,670)  $15.13     (42,500)  $10.71       --   $  --
                                             ---------            ---------            -------
   Outstanding at end of
    year.....................                3,701,373   $11.33   2,721,561   $15.39   584,000  $11.18
                                             =========            =========            =======
   Exercisable at end of
    year.....................                   54,250   $12.19      10,000   $14.35     4,000  $10.00
                                             =========            =========            =======

   The weighted average fair value of options granted in the years ended December 31, 1998, 1997 and 1996 were $3.42, $6.12, and $6.58, respectively.

   The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                                     Options Outstanding         Options Exercisable
                              --------------------------------- ---------------------
                                           Weighted-
                                            Average   Weighted-             Weighted-
                                Option     Remaining   Average    Option     Average
                                Shares    Contractual Exercise    Shares    Exercise
   Range of Exercise Prices   Outstanding    Life       Price   Exercisable   Price
   ------------------------   ----------- ----------- --------- ----------- ---------
   $4.28...................    1,274,837     10.0      $ 4.28        --
   $ 5.16 to $10.97........      382,500      8.1      $ 9.86     34,250     $10.00
   $13.03 to $16.00........      390,452      9.0      $14.17     14,000     $15.37
   $16.19 to $18.19........    1,653,584      8.8      $16.44      6,000     $17.25
                               ---------                          ------
   Totals..................    3,701,373      9.1      $11.33     54,250     $12.19
                               =========                          ======

                        HOMESTEAD VILLAGE INCORPORATED

   The fair value of each option grant on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively; risk-free interest rates of 4.66%, 5.76% and 6.23%; no expected dividend yields; expected lives of 4.5, 5.0 and 5.5 years; expected volatility of 53%, 30% and 37%.

 Warrants

   Homestead issued a total of 10,000,000 warrants on the date of the Mergers which entitled the holders to buy one share of Homestead common stock at the exercise price of $10 per share. Warrants were issued to PTR and ATLANTIC in exchange for entering into the funding commitment agreements (See Note 4). Security Capital received 817,694 Homestead warrants in exchange for providing financing to Homestead during the time between the execution of the merger agreement and the closing date and for the use of office facilities for one year.

   The fair value of the warrants exceeded the exercise price at the date of issuance. The difference between the fair value of the Homestead stock at the date of issuance and the warrant exercise price of $10 for the warrants issued to PTR and ATLANTIC has been recorded as interest cost. The value attributable to the interim financing provided by Security Capital to Homestead of $1,589,000 has been charged to interest expense in 1996. The value of the use of office facilities for one year was determined by management to be $300,000 and was charged to corporate operating expense over a period of one year ended October 1997.

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

 Rights Agreement

   On May 16, 1996, the Homestead Board of Directors declared and paid a dividend of one purchase right as defined per the Rights Agreement for each share of Homestead common stock outstanding to the holders of Homestead common stock of record on that date. The shares of Homestead common stock issued after May 16, 1996 and before the expiration of the purchase rights (May 16, 2006), will also be entitled to one purchase right for each share issued. Each purchase right entitles the holder to purchase one-hundredth of a participating preferred share of Homestead at $50, subject to adjustment as defined in the agreement. The Board of Directors of Homestead through Homestead's Restated Charter is authorized to issue one or more series and to determine the number of preferred shares of each series and the rights of each series. The purchase rights will be exercisable only after a person or group of affiliated persons (other than Security Capital or Archstone) acquires 20% or more of the outstanding shares of common stock or offers to acquire 25% or more.

Note 6--Income Taxes

   At December 31, 1998, Homestead had, for federal income tax reporting purposes, net operating loss carryforwards of approximately $86,000,000, which expire $4,200,000 in the year 2011, $24,800,000 in the year 2017 and
$57,000,000 in the year 2018.

                        HOMESTEAD VILLAGE INCORPORATED

   Significant components of Homestead's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows (in thousands):

                                                                1998     1997
                                                              --------  -------
      Deferred tax assets:
        Deferred financing costs............................. $ 17,322  $12,708
        Mortgages and other liabilities......................    6,274    2,886
        Net operating loss...................................   29,144    6,819
                                                              --------  -------
                                                              $ 52,740  $22,413
      Deferred tax liabilities:
        Depreciable assets...................................  (23,078)  (6,877)
                                                              --------  -------
      Valuation allowance....................................  (29,662) (15,536)
                                                              --------  -------
      Net noncurrent deferred tax asset...................... $    --   $   --
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

   Prior to the Mergers on October 17, 1996, the PTR Subsidiaries were qualified subsidiaries of PTR, a real estate investment trust, and accordingly, were not subject to income tax. Additionally, prior the Mergers, Homestead was a wholly-owned subsidiary of Security Capital. For income tax reporting purposes, the net income or loss of the PTR Subsidiaries and Homestead for the period January 1, 1996 through October 16, 1996 was included in consolidated tax returns for PTR and Security Capital, respectively.

   The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate to net income
(loss) before income taxes and extraordinary item are (in thousands):

                                                       1998     1997    1996
                                                      -------  ------  ------
      Statutory rate applied to income (loss) before
       income taxes.................................. $(1,322) $1,962  $1,048
      Effect of PTR income included in other tax
       returns.......................................     --      --   (1,441)
      Effect of Homestead losses included in other
       tax returns...................................     --      --       36
      Effect of permanent differences................   1,065     616     107
                                                      -------  ------  ------
                                                         (257)  2,578    (250)
      Provision of valuation allowance...............     257  (2,578)    250
                                                      -------  ------  ------
      Income tax expense............................. $   --   $  --   $  --
                                                      =======  ======  ======

Note 7--Related Party Transactions

 Administrative Services Agreement

   Homestead and Security Capital have an administrative services agreement (the "Administrative Services Agreement"), pursuant to which Security Capital provides Homestead with administrative services with respect

                        HOMESTEAD VILLAGE INCORPORATED
to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable administration, internal audit, cash management, human resources, management information systems, tax and legal administration, research, shareholder communications and investor relations. Any arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. Total administrative services fees for 1998, 1997 and 1996 were $4,213,000, $2,320,000 and $375,000, respectively. The
Administrative Services Agreement, which expires December 31, 1999, is renewable for a one-year term, subject to approval by a majority of the independent members of the Homestead Board.

   Homestead believes its relationship with Security Capital under this agreement provides it with certain advantages, including access to greater quality and depth of resources, in areas such as research, information systems, insurance, cash management and legal support provided at substantial economies of scale.

 REIT and Property Management Agreements

   Prior to the Mergers in 1996 the PTR Subsidiaries acquired, developed and operated the Homestead Village properties through management contracts with Security Capital Pacific Incorporated (the "PTR REIT Manager") and SCG Realty Services Incorporated (the "PTR Property Manager"), both subsidiaries of Security Capital.

   The PTR REIT Manager provided both strategic and day-to-day management services to the PTR subsidiaries including research, asset management, capital market services and legal and accounting services. In exchange, the REIT management contract required the PTR subsidiaries to pay a stipulated REIT management fee of 16% of cash flow as defined. Such fees included in corporate operating expenses were $1,412,000 for the year ended December 31, 1996. Additionally, the PTR Subsidiaries reimbursed the PTR REIT Manager for travel and out-of-pocket costs incurred.

   The PTR Property Manager provided services to the PTR Subsidiaries which were necessary for the operation of its Homestead Village extended stay lodging business. The property management agreement provided for fees of between 5% and 7% of gross revenues. Such property management fees included in property operating expenses amounted to $1,737,000 for the year ended December 31, 1996.

 Interim Financing Agreement

   During the period from May 21, 1996 (the date of the Mergers agreement) to October 17, 1996 (the closing date of the Mergers), Security Capital agreed to lend Homestead up to $10 million for working capital and other purposes. The note payable to Security Capital was an unsecured demand note with an interest rate at prime plus 0.25% per annum. Homestead borrowed approximately $6.2 million under this arrangement, including interest advanced under the note, which was repaid at the closing date of the Mergers.

Note 8--Fair Value of Financial Instruments

   The following disclosures of estimated fair value of financial instruments were determined by Homestead based on available market information and valuation methodologies believed to be appropriate for these purposes. Considerable judgement and a high degree of subjectivity are involved in developing these estimates and accordingly they are not necessarily indicative of amounts that Homestead could realize upon disposition.

   Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of Homestead's financial instruments, which include cash and cash equivalents, accounts receivable, other assets, development costs

                        HOMESTEAD VILLAGE INCORPORATED
payable, accounts payable and accrued expenses approximate fair value as of December 31, 1998 and 1997 because of the short maturity of these instruments. Similarly, the carrying value of lines of credit balances and the carrying value of the mortgage note payable approximate fair value at the balance sheet dates due to their short-term maturities and since the interest rates fluctuate based on published market rates.

   At December 31, 1998, the estimated fair value and the actual carrying value of the Homestead convertible mortgage notes payables were $218.4 million and $221.3 million, respectively. Also at December 31, 1998 the estimated fair value and the actual carrying value of the other long-term liabilities were $8,064,000 and $8,075,000, respectively.

Note 9--Savings Plans

   Homestead has a savings plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 20% of their pretax salary, subject to the Internal Revenue Services annual deferral limit ($10,000 in 1998). Beginning in 1997, Homestead matched half of the first 6% of the employee's contribution. The matching contribution is invested in shares of Homestead common stock and vests over an employee's initial five-year period of service. In 1998 and 1997 Homestead's matching contribution totaled $397,000 and $223,000, respectively.

   The Board also established and approved the adoption of the Nonqualified Savings Plan ("NSP") to provide benefits for a select group of management or highly compensated employees, effective January 1, 1998. The purpose of the NSP is to allow the employee the opportunity to defer the receipt and income taxation of a portion of compensation in excess of the amount permitted under the 401(k) Plan. Under the NSP, these employees may defer up to 35% of their annual salary and 100% of their annual target bonus. Under the NSP and in coordination with the 401(k) Plan, Homestead will match half of the first 6% of the employee's annual compensation since highly compensated employees were limited to a 3% contribution in the 401(k) Plan in 1998. The matching contribution vests in the same manner as the 401(k) Plan.

Note 10--Selected Quarterly Financial Data (Unaudited)

   Selected quarterly financial data (in thousands, except per share amounts) for 1998 and 1997 is as follows:

                                        Three Months Ended
                             -----------------------------------------
                             March 31 June 30 September 30 December 31  Total
                             -------- ------- ------------ ----------- --------
   1998:
     Revenues..............  $27,788  $34,067   $ 40,203    $ 43,394   $145,452
                             =======  =======   ========    ========   ========
     Earnings (loss) before
      extraordinary item...  $ 1,688  $ 3,375   $  1,854    $(10,806)  $ (3,889)
     Extraordinary item....  $   --   $   --    $(25,344)   $    --    $(25,344)
                             -------  -------   --------    --------   --------
     Net earnings (loss)...  $ 1,688  $ 3,375   $(23,490)   $(10,806)  $(29,233)
                             =======  =======   ========    ========   ========
     Basic earnings (loss)
      per share............  $  0.05  $  0.09   $  (0.61)   $  (0.28)  $  (0.78)
                             =======  =======   ========    ========   ========
     Diluted earnings
      (loss) per share.....  $  0.05  $  0.09   $  (0.61)   $  (0.28)  $  (0.78)
                             =======  =======   ========    ========   ========

                                        Three Months Ended
                             -----------------------------------------
                             March 31 June 30 September 30 December 31  Total
                             -------- ------- ------------ ----------- --------
   1997:
     Revenues..............  $11,087  $13,956   $ 16,206    $ 18,617   $ 59,866
                             =======  =======   ========    ========   ========
     Net earnings..........  $ 1,523  $ 2,095   $  1,865    $    288   $  5,771
                             =======  =======   ========    ========   ========
     Basic earnings per
      share................  $  0.07  $  0.10   $   0.07    $   0.01   $   0.24
                             =======  =======   ========    ========   ========
     Diluted earnings per
      share................  $  0.04  $  0.05   $   0.04    $   0.04   $   0.18
                             =======  =======   ========    ========   ========

                        HOMESTEAD VILLAGE INCORPORATED

Note 11--Segment Reporting

   During 1998, Homestead adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which established standards for the way that public business enterprises report information about operating segments in audited financial statements, as well as related disclosures about product and services, geographic areas and major customers.

   Homestead defines each of its properties as individual operating segments that have similar economic characteristics and, therefore, have been aggregated into one reportable segment, that being the development and operation of extended stay properties in its target markets in the United States. Homestead's chief operating decision maker relies on the net property operating income generated from its properties for purposes of making decisions about allocating resources and assessing segment performance.

   Reportable segment information is as follows: (i) revenues derived from external customers, (ii) a reconciliation of net property operating income derived from external customers to Homestead's earnings (loss) before extraordinary items, and (iii) a reconciliation of assets to Homestead's total assets, for the periods indicated (in thousands):

                                                  Year Ended December 31,
                                                ------------------------------
                                                  1998       1997       1996
                                                --------  ----------  --------
      Extended stay segment revenues........... $145,452  $   59,866  $ 33,563
                                                ========  ==========  ========
      Extended stay segment net property
       operating income........................ $ 82,113  $   34,777  $ 17,397
      Reconciling items:
        Interest income........................      952         552       211
        Depreciation and amortization..........  (34,244)    (12,130)   (4,443)
        Interest expense, net of capitalized
         interest..............................  (23,190)     (2,190)   (5,971)
        Corporate operating expenses...........  (22,280)    (15,238)   (4,112)
        Special charges........................   (7,240)        --        --
                                                --------  ----------  --------
      Earnings (loss) before extraordinary
       item.................................... $ (3,889) $    5,771  $  3,082
                                                ========  ==========  ========

                                                             December 31,
                                                          --------------------
                                                             1998       1997
                                                          ----------  --------
      Extended stay segment assets......................  $1,145,311  $718,693
      Reconciling items:
        Cash and cash equivalents.......................      11,942     2,896
        Deferred loan costs, net of accumulated
         amortization...................................       1,063       632
        Trademark and intangibles, net of accumulated
         amortization...................................      44,279    44,447
        Deposits and pursuit costs......................       7,830    12,901
        Other assets....................................       7,966     4,380
                                                          ----------  --------
      Total assets......................................  $1,218,391  $783,949
                                                          ==========  ========

Note 12--Commitments and Contingencies

 Legal Proceedings

   Homestead is not a party to any litigation or claims, other than routine matters arising out of the ordinary course of business that are incidental to the development process and operation of the business of Homestead.

                        HOMESTEAD VILLAGE INCORPORATED

Homestead does not believe that the results of all claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operation.

 Unfunded Development Commitments

   At December 31, 1998, Homestead had approximately $68 million of unfunded commitments for developments under construction. Homestead anticipates completing development of properties under construction utilizing the Working Capital Facilities, cash on hand, and cash flow from operations.

 Finder's Agreement

   Homestead has a series of agreements with an unaffiliated person ("Finder") who developed the Homestead Village concept, and has performed certain services. The agreements, which expire February 5, 2043, provide for payments to Finder as follows: (i) $535,000 annually with respect to four properties for which Finder assisted in the location, development and initial operations;
(ii) an annual amount of $7,500 per property (subject to certain conditions as defined in the agreements) for assistance in site location with respect to the first 35 properties constructed (other than the four properties referred to in (i) above); (iii) 20% of the net proceeds as defined per the agreements, upon the sale of the four properties notes in (i) above to an unaffiliated third party; and (iv) 10% of the net proceeds as defined per the agreement, upon the sale of the additional 35 properties to an unaffiliated third party. No such sales have occurred to date. Total payments under this agreement for 1998, 1997 and 1996 were $787,000, $734,000, and $662,000, respectively.

Note 13--Subsequent Events (Unaudited)

 Sale and Leaseback of Properties

   On February 23, 1999, Homestead completed the sale and leaseback of 18 Homestead Village properties with Hospitality Properties Trust (NYSE: HPT) for a sales price of $145 million. Homestead will continue to operate the properties under a long-term lease through December 2015 and pay minimum rent of approximately $16 million per year. Homestead posted a security deposit equal to one year's rent. The properties sold were among the 26 properties pledged as collateral for the $122 million of mortgage note maturing in June 1999.

   The lease is considered a capital lease for financial reporting purposes and thus the present value of the minimum lease payments will be recorded as an asset, to be amortized over the lease term, and an obligation, which will be reduced over the term of the lease by allocating rent payments between interest expense and reduction of the lease obligation. The lease also provides for two extension periods of 15 years each at the option of Homestead, requires payment of percentage rents beginning July 2000 based on increases in revenues over a base period, and requires a percentage of revenues be paid to a reserve to be used for capital expenditures.

 Extension of Working Capital Facilities

   On March 18, 1999 Homestead executed an agreement with its bank lenders to renew and amend the Working Capital Facilities to December 31, 2000. The line secured by suburban properties has been increased to $170 million total borrowing capacity from $150 million and the sliding interest terms amended to be 2.0% to 3.0% over LIBOR and 1% to 2% over prime or 1.5% to 2.5% over the federal funds rate. Future additional collateral will be limited to suburban properties which are construction complete and stabilized. The line secured by urban properties has been decreased to $30 million total borrowing capacity from $50 million and the interest terms amended to 3.0% over LIBOR and 2.0% over prime or 2.5% over the federal funds rate.

                        HOMESTEAD VILLAGE INCORPORATED

   The renewed and amended Working Capital Facilities require maintenance of the following financial covenants effective with first quarter 1999:

  . limiting total liabilities of no more than 55% of gross asset value, as defined;

  . limiting total indebtedness of no more than 50% of gross asset value, as defined;

  . maintaining various ratios of earnings before interest, taxes, depreciation and amortization, as defined, to interest expense ranging from 1.25 to 1.0 to 1.90 to 1.0;

  . maintaining various ratios of earnings before interest, taxes, depreciation and amortization, as defined, to debt service and preferred stock dividends ranging from 1.0 to 1.0 to 1.25 to 1.0;

  . maintaining various ratios of net property operating income to implied debt service, as defined, ranging from 1.4 to 1.0 to 2.25 to 1.0;

  . maintaining a minimum tangible net worth, as defined, of no less than 85% of the year end 1998 amount, as defined, adjusted for net proceeds of equity offerings; and

  . maintaining positive net sources and uses of funds.

   In addition, under the renewed and amended Working Capital Facilities distributions or dividends on equity are prohibited; total cost, as defined, of projects in development cannot exceed 25% of gross asset value, as defined, in 1999 or 15% in 2000; Homestead's business activities will be limited to development, ownership and operation of extended stay hotels; and no other additional indebtedness other than non-recourse indebtedness may be incurred.

 Common Stock Rights Offering

   On March 25, 1999, Homestead announced a rights offering for $225 million of common shares, the proceeds of which will be used to first repay the $200 million Bridge Facility and then for purposes allowed under the Working Capital Facilities. Security Capital will participate in the rights offering. To the extent rights remain available Security Capital has agreed to purchase enough shares of common stock to ensure that the proceeds of the offering are no less than $205 million, based on current market prices and subject to final documentation. To the extent Homestead raises proceeds of up to $200 million in the rights offering from third parties or Security Capital which are used to repay the Bridge Facility, Security Capital's obligation under its subscription agreement for Homestead convertible subordinated debentures will be reduced or terminated.

                               POWER OF ATTORNEY

   KNOW ALL MEN BY THESE PRESENTS, that each of Homestead Village Incorporated, a Maryland corporation, and the undersigned Directors and officers of Homestead Village Incorporated, hereby constitutes and appoints David C. Dressler, Jr., Michael D. Cryan, Bryan J. Flanagan, Jeffrey A. Klopf, and Mark W. Pearson its or his true and lawful attorney-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Homestead Village Incorporated

                                                /s/ David C. Dressler, Jr.
                                          By:
                                             ----------------------------------
                                                   David C. Dressler, Jr
                                                Co-Chairman, President and
                                                 Chief Investment Officer

Date: March 26, 1999

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


   /s/ David C. Dressler, Jr.        Co-Chairman, President,         March 26, 1999
____________________________________  Chief Investment Officer
       David C. Dressler, Jr.         and Director

      /s/ Michael D. Cryan           Co-Chairman, Chief Operating    March 26, 1999
____________________________________  Officer and Director
          Michael D. Cryan

     /s/ Bryan J. Flanagan           Senior Vice President and       March 26, 1999
____________________________________  Chief Accounting Officer
         Bryan J. Flanagan            (Principal Financial
                                      Officer and Principal
                                      Accounting Officer)

    /s/ John P. Frazee, Jr.          Director                        March 26, 1999
____________________________________
        John P. Frazee, Jr.

      /s/ Manual A. Garcia           Director                        March 26, 1999
____________________________________
          Manual A. Garcia

     /s/ John C. Schweitzer          Director                        March 26, 1999
____________________________________
         John C. Schweitzer

                               INDEX TO EXHIBITS

   Certain of the following documents are filed herewith. Certain other of the following documents have been previously filed with the Securities and Exchange Commission and, pursuant to Rule 12b-32, are incorporated herein by reference.

      4.1      Restated Homestead Charter (incorporated by reference to Exhibit
               3.1 to Homestead's Form S-4 Registration Statement (File No.
               333-4455, the "Homestead S-4"))

      4.2 Amended and Restated Bylaws of Homestead (incorporated by reference to Exhibit 3.2 to the Homestead S-4)

      4.3      Rights Agreement, dated as of May 16, 1996, between Homestead and The First National Bank of Boston, as Rights Agent,
               including form of rights certificate (incorporated by reference to Exhibit 4.2 to the Homestead S-4)
      4.4      Amended and Restated Promissory Note by PTR Homestead Village
               Incorporated in favor of Security Capital Pacific Trust ("PTR")
               (incorporated by reference to Exhibit 4.3 to the Homestead Form
               10-Q for the quarter ended September 30, 1996 (File No. 1-12269, the "Homestead Form 10-Q"))
      4.5      Amended and Restated Promissory Note by PTR Homestead Village
               Limited Partnership in favor or PTR (incorporated by reference to Exhibit 4.4 to the Homestead Form 10-Q)
      4.6      Form of stock certificate for shares of common stock of
               Homestead (incorporated by reference to Exhibit 4.8 to the
               Homestead Form S-4)
     10.1      Protection of Business Agreement, dated as of October 17, 1996, by and among ATLANTIC, PTR, Security Capital Group Incorporated
               ("Security Capital") and Homestead (incorporated by reference to
               Exhibit 10.1 to the Homestead Form 10-Q)
     10.2      Investor Agreement, dated as of October 17, 1996, by and between
               Homestead and Security Capital (incorporated by reference to
               Exhibit 10.2 to the Homestead Form 10-Q)
     10.3      Guaranty of Completion and Payment, dated as of October 17,
               1996, from Homestead to PTR (incorporated by reference to
               Exhibit 10.5 to the Homestead Form 10-Q)
     10.4      Guaranty of Completion and Payment, dated as of October 17,
               1996, from Homestead to ATLANTIC (incorporated by reference to
               Exhibit 10.10 to the Homestead Form 10-Q)
     10.5      Investor and Registration Rights Agreement, dated as of October
               17, 1996, between Homestead and PTR (incorporated by reference to Exhibit 10.8 to the Homestead Form 10-Q)
     10.6      Escrow Agreement, dated as of October 17, 1996, among Homestead,
               Security Capital and State Street Bank and Trust Company, as
               escrow agent (incorporated by reference to Exhibit 10.9 to the
               Homestead Form 10-Q)
     10.7      Administrative Services Agreement, dated as of October 17, 1996, by and between Homestead and SCGroup Incorporated (incorporated by reference to Exhibit 10.11 to the Homestead Form 10-Q)
     10.8      Homestead Village Incorporated 1996 Long-Term Incentive Plan
               (incorporated by reference to Exhibit 4 to Homestead's Form S-8
               Registration Statement (File No. 333-17243)
     10.9      Homestead Village Incorporated 1996 Outside Directors Plan
               (incorporated by reference to Exhibit 4 to Homestead's Form S-8
               Registration Form S-8 Registration Statement (File No. 333-
               17245)
     10.10     Form of Indemnification Agreement entered into between Homestead and each of its directors

     10.11     $50,000,000 Credit Agreement among Homestead Village
               Incorporated, the Lenders named therein, and Commerzbank AG, New
               York Branch, as Agent for the Lenders dated as of May 6, 1997
               (incorporated by reference to Exhibit 10.1 to Homestead's Form
               10-Q for the quarter ended March 31, 1997 (File No. 1-12269))
     10.12     First Amendment to Credit Agreement and other Loan Documents among Homestead Village Incorporated, the Lenders named therein, and Commerzbank AG, New York Branch, as Agent for the Lenders
               dated as of August 25, 1997 (incorporated by reference to
               Exhibit 10.1 to Homestead's Form 10-Q for the quarter ended
               September 30, 1997 (File No. 1-12269))
     10.13     Second Amendment to Credit Agreement and Other Loan Documents
               Among Homestead Village Incorporated, the Lenders Named Therein,
               and Commerzbank AG, New York Branch, as Agent for the Lenders
               dated as of April 24, 1998 (incorporated by reference to exhibit
               10.1 to Homestead's Form 10-Q for the quarter ended June 30,
               1998)
     10.14     $50,000,000 Credit Agreement Among Homestead Village
               Incorporated, the Lenders Named Therein, and Commerzbank AG, New
               York Branch, as Agent to the Lenders dated as of April 24, 1998
               (incorporated by reference to exhibit 10.2 to Homestead's Form
               10-Q for the quarter ended June 30, 1998)
     10.15     $200,000,000 Credit Agreement Among Homestead Village
               Incorporated, the Lenders Named Therein, and Commerzbank AG, New
               York Branch, as Agent for the Lenders dated as of June 15, 1998
               (incorporated by reference to exhibit 10.3 to Homestead's Form
               10-Q for the quarter ended June 30, 1998)
     10.16     Subscription Agreement Between Security Capital Group
               Incorporated and Homestead Village Incorporated (incorporated by reference to exhibit 10.4 to Homestead's Form 10-Q for the quarter ended June 30, 1998)
     10.17     Form of Homestead Village Incorporated Convertible Subordinated
               Debenture Due December 31, 1999 (incorporated by reference to exhibit 10.5 to Homestead's Form 10-Q for the quarter ended June
               30, 1998)
     10.18     Agreement of Merger by and among Homestead Village Limited
               Partnership, and certain of its affiliates and HPT HSD
               Properties Trust dated as of February 4, 1999 (incorporated by reference to Exhibit 2.1 to Homestead's Form 8-K dated March 9,
               1999)
     10.19     Agreement to Lease by and between HPT HSD Properties Trust and
               Homestead Village Incorporated dated as of February 4, 1999
               (incorporated by reference to Exhibit 99.1 to Homestead's Form
               8-K dated March 9, 1999)
     10.20     Lease Agreement by and between HPT HSD Properties Trust, as
               Landlord, and HVI (2) Incorporated, as Tenant, dated as of
               February 23, 1999 (incorporated by reference to Exhibit 99.2 to
               Homestead's Form 8-K dated March 9, 1999)
     10.21     Guaranty Agreement by Homestead Village Incorporated for the
               benefit of HPT HSD Properties Trust and Hospitality Properties
               Trust dated as of February 23, 1999 (incorporated by reference to Exhibit 99.3 to Homestead's Form 8-K dated March 9, 1999)
     12        Computation of Ratio of Earnings to Fixed Charges
     21        Subsidiaries of the Registrant
     23.1      Consent of Arthur Andersen LLP, Atlanta, Georgia
     23.2      Consent of Ernst & Young LLP, Dallas, Texas
     24        Power of Attorney (included on page 67)
     27        Financial Data Schedule