Form 10-K/A
period 1998-12-31
HOMESTEAD VILLAGE INC
filed 1999-04-29
CIK 1013256

--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
--------------------------------------------------------------------------------

                                  FORM 10-K/A
                                (Amendment No.1)

(Mark One)
   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the Transition period from ____________to____________

                        Commission File Number 1-12269

                              __________________

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

                                 (770)303-2200
              (Registrant's telephone number including area code)
          Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class        Name of each exchange On
          -------------------            which registered
                                         ----------------

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

                                Yes   X  No
                                     ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing price of the registrant's Common Stock on March 24, 1999, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $33,197,890.

     At March 24, 1999, there were 38,244,546 shares of the registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

Item        Description                                                    Page
----        -----------                                                    ----
                                   PART III*

Item 10.    Directors and Executive Officers of the Registrant............  1
Item 11.    Executive Compensation........................................  1
Item 12.    Security Ownership of Certain Beneficial Owners and Management  7
Item 13.    Certain Relationships and Related Transactions................  9

------------
* Note: the purpose of this Amendment No.l is to include the information required by Items 10, 11, 12 and 13 of the Homestead Village Incorporated Annual Report on Form 10-K for the year ended December 31, 1998.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding Homestead's executive officers and Directors, see "Item 1. Business Directors and Officers of Homestead."

     Security Capital Group Incorporated ("Security Capital") has the right to nominate up to two Directors. Security Capital currently has no nominees. In addition, Archstone has the right to nominate one Director. See Item 13 "Certain Relationships and Transactions--Archstone Investor Agreement". Mr. John Schweitzer is Archstone's nominee. Homestead's Restated Charter requires that a majority of the Directors be independent Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires Homestead's Directors, officers and beneficial owners of more than 10% of the outstanding Shares to file reports of ownership and changes in ownership of the Shares with the Securities and Exchange Commission and to send copies of such reports to Homestead. Based solely on a review of those reports and amendments thereto furnished to and upon written representations of certain of such persons that they were not required to file certain of those reports, Homestead believes that no such person failed to file any such report on a timely basis during 1998, except that Paul Burke, Ken W. Pierce, Brian M. Fraser, Robert J. Morse, James
C. Potts, Gary A. DeLapp, David C. Dressler, Jr., and John P. Frazee, Jr., each filed one late report with respect to one transaction.

ITEM 11.  EXECUTIVE COMPENSATION

  The following table presents the compensation for 1998, 1997 and 1996 paid to the chief investment officer, the chief operating officer, and the three other most highly compensated officers during 1998 (the "Named Executive Officers"):

                           Annual Compensation
-------------------------------------------------------------------------

                                                        Other Annual
Name and Position        Year  Salary($)  Bonus ($)   Compensation (1)
-------------------------------------------------------------------------
David C. Dressler, Jr.   1998   261,218    427,000            --
  Co-Chairman,           1997   250,000    300,000            --
   President             1996   195,000    285,000            --
  & Chief Investment
  Officer
-------------------------------------------------------------------------
Michael D. Cryan (5)     1998   268,974    419,200            --
  Co-Chairman & Chief    1997   260,000    290,000        157,098
  Operating Officer      1996    85,635     65,000            --
-------------------------------------------------------------------------
Robert J. Morse(6)       1998   278,526    277,000            --
  Managing Director      1997    10,577    100,000            --
                         1996       --         --             --
-------------------------------------------------------------------------
Robert C. Aldworth(7)    1998   261,346     92,000            --
  Senior Vice President  1997   157,500     60,000            --
  & Chief Financial      1996       --         --             --
  Officer
-------------------------------------------------------------------------
Gary A. DeLapp (8)       1998   200,000     90,000            --
  Senior Vice President  1997   200,000     75,000            --
                         1996   127,452     70,000            --
-------------------------------------------------------------------------

                                                       Long-Term Compensation
----------------------------------------------------------------------------------------------------
                                                  Shares of
                                                  Security
                                 Shares         Capital Class
                               Underlying      A Common Stock
                                 Stock           Underlying       Restricted           All Other
Name and Position             Options (#)      Options (#)(2)   Stock Awards(3)  Compensation ($)(4)
----------------------------------------------------------------------------------------------------
David C. Dressler, Jr.          90,900               --               --                  270
  Co-Chairman,                 258,058               --               --                  270
   President                    60,000               439           25,000                 270
  & Chief Investment
  Officer
----------------------------------------------------------------------------------------------------
Michael D. Cryan (5)            90,900               --               --                4,124
  Co-Chairman & Chief          258,058               --               --                4,820
  Operating Officer             50,000               455           25,000                  23
----------------------------------------------------------------------------------------------------
Robert J. Morse(6)              37,950               --            31,250               5,248
  Managing Director            123,552               --               --                  --
                                   --                --               --                  --
----------------------------------------------------------------------------------------------------
Robert C. Aldworth(7)              --                --               --                3,150
  Senior Vice President        100,019               --               --                  113
  & Chief Financial                --                --               --                  --
  Officer
----------------------------------------------------------------------------------------------------
Gary A. DeLapp (8)              22,750               --               --                3,576
  Senior Vice President         74,710               --               --                3,716
                                25,000               132           10,000                 112
----------------------------------------------------------------------------------------------------

(1) Includes relocation costs paid or reimbursed to each Named Executive Officer if such amounts exceed the lesser of either $50,000 or 10% of the executive's total combined annual salary and bonus.

(2) In connection with their employment with Security Capital, prior to Homestead becoming an independent company on in 1996, Security Capital granted Messrs. Dressler, Cryan and DeLapp options to acquire $500,000 (at $1,139 per Security Capital Class A Common Share ("Class A Share"), $500,000 ($290,000 at $1,057 per Class A Share and $210,000 at $1,163 per
     Class A Share), and $150,000 (at $1,139 per Class A share), respectively, of Class A Shares.

(3) Under the stock purchase program portion of Homestead's 1996 Long-Term Incentive Plan, Homestead permitted the following individuals to purchase Shares, subject to restrictions on transfer and encumbrance. Mr. Cryan, Mr. Dressler, and Mr. DeLapp acquired their Shares at a price of $10.00 per Share (the fair market value per Share on the purchase date) on October 15, 1996. On October 15, 1998, the second anniversary of the purchases, the restrictions on transfer and encumbrance expired. Mr. Morse acquired his Shares at a price of $16.00 per Share in March 1998 with the proceeds of a promissory note made to Homestead. See "-1996 Long-Term Incentive Plan".

(4) Includes contributions made by Homestead in 1998 under its 401(k) Savings Plan and non-qualified savings plan, and the dollar value of insurance premiums paid by Homestead with respect to term life insurance for the benefit of the Named Executive Officer. Beginning in 1997, Homestead matches up to 50% of the first 6% of compensation contributed by the employee under the 401(k) plan with common stock.

(5) Mr. Cryan joined Homestead on September 1, 1996 and the 1996 compensation figures reflect the portion of the year he was employed by Homestead.

(6) Mr. Morse joined Homestead on December 1, 1997 and the 1997 compensation figures reflect the portion of the year he was employed by Homestead.

(7)  Mr. Aldworth resigned his position with Homestead on January 8, 1999.

(8) Mr. DeLapp joined Homestead on February 26, 1996 and the 1996 compensation figures reflect the portion of the year he was employed by Homestead.

Option Grants

During 1998, options for 1,791,482 Shares were granted to 329 employees and officers of Homestead. The Options vest twenty-five percent in each of the first, second, third and fourth anniversaries of the date of grant. All options expire ten years after the date of grant. The following table sets forth certain information with respect to individual grants of options to each of the Named Executive Officers.

                               Individual Grants
                               -----------------

-------------------------------------------------------------------------------------------------------------------------
                                                    Percent of
                                   Shares         Total Options
                                 Underlying         Granted to         Exercise or                             Grant
                                  Options          Employees in        Base Price         Expiration       Date Present
            Name                Granted (#)          1998  (%)           ($/share)            Date          Value ($) (1)
-------------------------------------------------------------------------------------------------------------------------
David C. Dressler, Jr.                 90,900               5.07             4.28125           12/18/08           189,608
-------------------------------------------------------------------------------------------------------------------------
Michael D. Cryan                       90,900               5.07             4.28125           12/18/08           189,608
-------------------------------------------------------------------------------------------------------------------------
Robert J. Morse                        37,950               2.12             4.28125           12/18/08            79,160
-------------------------------------------------------------------------------------------------------------------------
Robert C. Aldworth                        --                 --                  --                 --                --
-------------------------------------------------------------------------------------------------------------------------
Gary A. DeLapp                         22,750               1.27             4.28125           12/18/08            47,454
-------------------------------------------------------------------------------------------------------------------------

(1) The amounts shown are based on the Black-Scholes option pricing model. The material assumptions incorporated in the Black-Scholes model in estimating the value of the options include the following: an expected option life of
     4.5 years; a risk-free interest rate of 4.66%; no expected dividend yield; and expected volatility of 53%. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the Shares over the exercise price on the date the option is exercised. There can be no assurance that the value realized by an optionee will be at or near the value estimated by using the Black-Scholes model.

Option Exercises in 1998 and Year-End Option Values

  None of the Named Executive Officers exercised options during 1998. The following table sets forth certain information concerning the year-end value of unexercised options owned by the Named Executive Officers.

                                                               Number of Shares                  Value of Unexercised in-the-money
                                                              Underlying Options                           Options at
                                                               at Year-End (#)                       December 31, 1998 ($) (1)

-----------------------------------------------------------------------------------------------------------------------------------
                          Shares
                         Acquired
                       on Exercise         Value           Shares              Shares
Namw                        (#)         Realized ($)    Exercisable        Unexercisable     Exercisable     Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
David C. Dressler, Jr.     --              --              6,000              402,958             --             19,884
-----------------------------------------------------------------------------------------------------------------------------------
Michael D. Cryan           --              --              5,000              393,958             --             19,884
-----------------------------------------------------------------------------------------------------------------------------------
Robert J. Morse            --              --                --               161,502             --              8,302
-----------------------------------------------------------------------------------------------------------------------------------
Robert C. Aldworth         --              --                --               100,019             --                --
-----------------------------------------------------------------------------------------------------------------------------------
Gary A. DeLapp             --              --              2,500              119,960             --              4,977
-----------------------------------------------------------------------------------------------------------------------------------

(1) Based on the December 31, 1998 closing price on the New York Stock Exchange ("NYSE").

Employment Contracts, Termination of Employment and Change-in-Control
Arrangements

  Under the Homestead 1996 Long-Term Incentive Plan, if a change in control
(as defined in the 1996 Long-Term Incentive Plan) of Homestead occurs and an employee's employment terminates without cause, all of such employee's unexpired options will become immediately exercisable.

  Homestead has entered into change in control agreements with each of its current officers. The agreements provide that if the officer is terminated or constructively terminated other than for cause within two years after a change in control of Homestead, the officer will be entitled to receive a lump-sum severance payment (which amount depends upon the individual's responsibility level within Homestead), together with certain payments and benefits, including continuation of certain employee benefits. An additional payment will be required to compensate certain officers for excise taxes imposed upon severance payments under these agreements. The severance amounts for the four most senior officers would equal two times the sum of base salary and target bonus for the year in which termination occurs, plus target bonus through the date of termination, plus forgiveness of any outstanding loans from Homestead. The severance amounts for other officers would be one times salary, plus pro-rated target bonus through the date of termination.

Loans to Executive Officers

  See "Certain Relationships and Related Transactions" for a description of loans made to executive officers of Homestead.

1996 Long-Term Incentive

  The 1996 Long-Term Incentive Plan authorizes the establishment of one or more qualified and non-qualified option programs and authorizes the award of share grants, any of which may be subject to restriction. Shares issued under the 1996 Long-Term Incentive Plan may be authorized and unissued Shares or treasury Shares. In the event of certain transactions affecting the type or number of outstanding Shares, the number of Shares subject to the 1996 Long-Term Incentive Plan, the number or type of Shares subject to outstanding awards and the exercise price thereof will be appropriately adjusted. The 1996 Long-Term Incentive Plan authorizes the award of stock grants (which may be subject to restrictions), and performance stock and authorizes the establishment of one or more stock purchase programs. The Management Development and Compensation Committee (the "MDCC") of the Board of Directors (the "Board") administers the Plan. Subject to the terms of the 1996 Long-Term Incentive Plan, the MDCC determines which employees or other individuals providing services to Homestead shall be eligible to receive awards under the 1996 Long-Term Incentive Plan, and the amount, price, timing and other terms and conditions applicable to such awards. A total of 4,000,000 Shares are reserved for issuance under the plan, and 3,315,436 Shares are subject to outstanding awards, leaving 684,564 available for future awards.

  Options awarded under the 1996 Long-Term Incentive Plan may be either incentive stock options which are intended to satisfy the requirements of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options which are not intended to satisfy Section 422 of the Code. Options become exercisable in accordance with the terms established by the MDCC, which may include conditions relating to completion of a specified period of service or achievement of performance standards. Options expire on the date determined by the MDCC which shall not be later than the earliest to occur of (i) the tenth anniversary of the grant date, (ii) the first anniversary of the participant's termination of employment by reason of death, disability or retirement or (iii) the date three months after the date of the participant's termination of employment for any other reason. Shares transferred to a participant pursuant to the exercise of an option may be subject to such additional restrictions or limitations as the MDCC may determine.

  Under the 1996 Long-Term Incentive Plan, the MDCC may grant awards of Shares to participants, which are subject to such conditions and restrictions, if any, as the MDCC determines. During the period a stock award is subject to restrictions or limitations, the MDCC may award the participant dividend rights with respect to such Shares. The 1996 Long-Term Incentive Plan also provides that the MDCC may establish one or more stock programs which may permit purchases of Shares.

  The MDCC may award participants performance stock, the distribution of which is subject to achievement of performance objectives. The number of Shares and the performance measures and periods shall be established by the MDCC at the time the award is made.

  The 1996 Long-Term Incentive Plan provides for, and Homestead has granted, nonqualified options to acquire Shares. Beginning in 1998, such options become exercisable twenty-five percent in each of the first, second, third and fourth years after the date of grant, and expire ten years after the date of grant.
The participants have no rights as shareholders with respect to the Shares subject to his or her options until the option is exercised. No income will be recognized by a participant at the time of the options are granted. The exercise of a nonqualified stock option is generally a taxable event that requires the participant to recognize, as ordinary income, the difference between the fair market value of the Shares at the time of exercise and the option price. Homestead ordinarily will be entitled to claim a federal income tax deduction on account of the exercise of a nonqualified option. The amount of the deduction is equal to the ordinary income recognized by a participant. Homestead has adopted Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock options. Therefore, any excess of fair value of the Shares at the date of grant over the option price has been treated as compensation expense, recorded over the vesting period.

Director Compensation

  During 1998, Directors who were not employees of Homestead or Security Capital ("Outside Directors") received $14,000 per year for serving as a Director and are reimbursed for their travel and other expenses incurred in connection with attending meetings of the Board or committees thereof. Outside Directors also received grants of options to acquire Shares. For 1998, Messrs. Frazee, Garcia and Schweitzer, each an independent Director, each received $14,000, as well as options to purchase 2,000 Shares each, for their services as Directors. During 1999, Outside Directors will receive an annual retainer of $22,000; meeting fees of $1,000 for each Board meeting attended in person and $500 for each Board meeting attended by telephone. For each committee meeting attended in person each Outside Director receives $500 and for each committee meeting attended by telephone each Outside Director receives $250. Each Outside Director receives a fee of $3,000 annually if the director is a chairman of any committee of the board. Both the retainer and meeting fees will be paid quarterly. Directors who are employees of Homestead or Security Capital are not separately compensated for serving as Directors.

Outside Directors Plan

  Homestead has adopted the Homestead Village Incorporated 1996 Outside Directors Plan, under which up to 100,000 Shares may be subject to options (the "Outside Directors Plan"). Options granted under the Outside Directors Plan have a five year term and are immediately exercisable in whole or in part. Options are granted to each outside director as of the date of each annual meeting of shareholders of Homestead at an exercise price equal to the fair market value of the Shares as of those dates. In 1998, options to purchase 2,000 Shares each, at an exercise price of $14.53125 per Share, were granted to Messrs. Frazee, Garcia and Schweitzer. Options granted under the Outside Directors Plan provide that the option holder may, in the event of the acquisition of 50% or more of the outstanding Shares as a result of any cash tender offer or exchange offer (other than one made by Homestead), exercise the options immediately or surrender the options, or any unexercised option thereof, to Homestead and receive cash from Homestead equal to the difference between the exercise price of each option and the per Share price of the tender offer or exchange offer, multiplied by the number of Shares for which options are held.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth, as of February 1, 1999, information concerning the beneficial ownership of Shares for (i) each person known to Homestead to be the beneficial owner of more than 5% of Shares outstanding (ii) each Director of Homestead, (iii) each Named Executive Officer, who include the chief investment officer, the chief operating officer and the three other most highly compensated officers during 1998 and (iv) the directors and executive officers as a group. Unless otherwise indicated, all of such Shares are owned directly, and the indicated person or entity has sole voting and investment power and the address for each such person is Homestead Village Incorporated, 2100 RiverEdge Parkway, 9th Floor, Atlanta, Georgia 30328.

Name and Address of                                      Number of Shares      Percent of
Beneficial Owner                                        Beneficially Owned      Shares(1)
----------------------------------------------------------------------------------------
Security Capital Group Incorporated                       45,943,856(2)          79.9%
  125 Lincoln Avenue
  Santa Fe, New Mexico  87501
----------------------------------------------------------------------------------------
Archstone Communities Trust                               19,246,402(3)          33.5%
  7670 South Chester Street
  Englewood, Colorado 80112
----------------------------------------------------------------------------------------
David C. Dressler, Jr.                                        89,709(4)         *
----------------------------------------------------------------------------------------
Michael D. Cryan                                              84,870(5)         *
----------------------------------------------------------------------------------------
John P. Frazee, Jr.                                           29,358(6)         *
----------------------------------------------------------------------------------------
Manuel A. Garcia, III                                          9,000(7)         *
----------------------------------------------------------------------------------------
John C. Schweitzer                                            17,122(8)         *
----------------------------------------------------------------------------------------
Robert J. Morse                                               31,563(9)         *
----------------------------------------------------------------------------------------
Robert C. Aldworth                                               -0-            *
----------------------------------------------------------------------------------------
Gary A. DeLapp                                                12,500(10)        *
----------------------------------------------------------------------------------------
All directors and executive officers
  as a group (22 persons)                                    323,037            *
----------------------------------------------------------------------------------------

__________
*   Less than 1%

(1) Assumes (i) in the case of Archstone Communities Trust ("Archstone"), that Archstone has converted the principal amount of the convertible mortgage notes held by it and that no other person has converted or exercised any outstanding convertible or exercisable securities, (ii) in the case of Security Capital, that Archstone has converted the principal amount of the convertible mortgage notes held by Archstone, and that no other person has converted or exercised any outstanding convertible or exercisable securities and (iii) in the case of each other person, that such person has exercised all options owned by him or her and that no other person has converted or exercised any outstanding convertible or exercisable securities.

(2) Includes Shares beneficially owned by Archstone under the convertible mortgage notes. As a result of its ownership of approximately 38.1% of Archstone's outstanding common shares and Security Capital's contractual arrangements with Archstone, Security Capital may be deemed to beneficially own all Shares beneficially owned by Archstone. 26,697,454 Shares are owned of record by SC Realty Incorporated, a wholly owned subsidiary of Security Capital.

(3) All such Shares are issuable upon conversion of the principal amount of the convertible mortgage notes outstanding (described below under "Certain Relationships and Related Transactions--Archstone Funding Commitment). As of February 1, 1999, the principal amount of the Archstone mortgages was approximately $221 million, which is convertible into Shares at a conversion price of one Share for each $11.50 principal amount of convertible mortgage notes.

(4) Includes 5,010 Shares held in trusts for Mr. Dressler's children of which Mr. Dressler is a co-trustee and options to acquire 55,070 Shares.

(5) Includes options to acquire 54,070 Shares.

(6) Includes 22,758 Shares held in an IRA, 600 Shares held by children and options to acquire 6,000 Shares.

(7) Includes options to acquire 4,000 Shares.

(8) Includes 5,000 Shares held by a partnership of which Mr. Schweitzer is a managing partner, 2,020 Shares held by a corporation that Mr. Schweitzer owns, options to acquire 4,000 Shares, and 1,102 Shares held by Mr. Schweitzer's wife.

(9) Includes 31,250 Shares acquired under the Homestead 1996 Long-Term Incentive Plan at a price of $16.00 per Share. Mr. Morse acquired the Shares with the proceeds of a promissory note made to Homestead.

(10) Includes options to acquire 2,500 Shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Mergers

  In October 1996, Security Capital Pacific Trust ("PTR") and Security Capital Atlantic Incorporated ("Atlantic"), the predecessors to Archstone, and Security Capital, sold through a series of merger transactions, all of their respective assets relating to Homestead Village(R) properties to Homestead, and PTR and Atlantic entered into funding commitment agreements with Homestead. The transactions resulted in PTR and Atlantic owning Shares and warrants to purchase Shares at a $10.00 per Share exercise price. PTR and Atlantic distributed the Shares and warrants they received to their shareholders in November 1996.

  Homestead also issued approximately four million Shares to Security Capital. Approximately 2.15 million of these Shares were placed in escrow and have been released over time as PTR and Atlantic fulfilled their funding commitments. All of the Shares remaining in escrow were released to Security Capital during 1998.

Protection of Business Agreement

  Each of Archstone and Security Capital have entered into a protection of business agreement, dated as of October 17, 1996 (the "Protection of Business Agreement"), with Homestead which prohibits Archstone, as successor to PTR and Atlantic, Security Capital and their respective affiliates from engaging, directly or indirectly, in the extended stay lodging business in the continental United States except through Homestead and its subsidiaries. The Protection of Business Agreement also prohibits Homestead from, directly or indirectly, engaging in the ownership, operation, development, management or leasing of multifamily properties. The Protection of Business Agreement does not prohibit Archstone from: (i) owning securities of Homestead; (ii) owning up to 5% of the outstanding securities of another person engaged in owning, operating, developing, managing or leasing extended stay lodging properties, so long as they do not actively participate in the business of such person; (iii) owning the outstanding securities of another person, a majority owned subsidiary, division, group, franchise or segment of which is engaged in owning, operating, developing, managing or leasing extended stay lodging properties, so long as not more than 5% of such person's consolidated revenues are derived from such properties; and (iv) owning securities of another person primarily engaged in business other than a business owning, operating, developing, managing or leasing extended stay lodging properties, including a person primarily engaged in business as an owner, operator or developer of hotel properties, whether or not such person owns, operates, develops, manages or leases extended stay lodging properties. The Protection of Business Agreement does not prohibit Homestead from: (i) owning securities of Archstone or Security Capital; (ii) owning up to 5% of the outstanding securities of another person engaged in owning, operating, developing, managing or leasing garden style multifamily properties; and (iii) owning the outstanding securities of another person, a majority owned subsidiary, division, group, franchise or segment of which is engaged in owning, operating, developing, managing or leasing garden style multifamily properties, so long as not more than 5% of such person's consolidated revenues are derived from such properties. The Protection of Business Agreement terminates in the event of an acquisition, directly or indirectly (other than by purchase from Archstone and Security Capital or their respective affiliates), by any person (or group of associated persons acting in concert), other than Archstone, Security Capital or their respective affiliates, of 25% or more of the outstanding shares of voting stock of Homestead, without the prior written consent of the Board. Subject to earlier termination pursuant to the preceding sentence, the Protection of Business Agreement will terminate on October 17, 2006.

Security Capital Investor Agreement

  Homestead and Security Capital are parties to an Investor Agreement, dated October 17, 1996, and amended as of April 5, 1999, (the "Security Capital Investor Agreement"), which provides Security Capital with a variety of rights regarding the management of Homestead. Under the Security Capital Investor Agreement, for so long as Security Capital beneficially owns at least 50.1% of Homestead's outstanding Shares, Security Capital has the right to approve, among other things: (i) Homestead's annual budget; (ii) the incurrence of expenses in any year exceeding (A) any line item in the annual budget by $500,000 or 10% and
(B) the total expenses set forth in the annual budget by 5%; (iii) the offer or sale of any Shares or any securities convertible into or exchangeable for Shares other than pursuant to (A) an employee benefit plan approved by Homestead's shareholders, (B) previously issued warrants, options or rights, (C) a dividend reinvestment plan or share purchase plan approved by the Board or (D) an issuance of rights, options, or warrants for Shares issued to all shareholders;
(iv) the issuance or sale of securities that are subject to mandatory redemption or redemption at the option of the holder; (v) the adoption of any employee benefit plan pursuant to which Shares may be issued and any action with respect to senior officers' compensation; (vi) the incurrence, restructuring, renegotiation or repayment of indebtedness in which the aggregate amount involved exceeds $1,000,000; (vii) the declaration or payment of any dividend or other distribution; (viii) the acquisition or disposition in a single transaction or group of related transactions where the purchase price exceeds $1 million; (ix) the entering into of service contracts (A) for property management, investment management or leasing services, or (B) that contemplate annual payments in excess of $500,000;
(x) the entering into of any new contract, including for construction, development, or other capital expenditure, for which the total cost is reasonably expected to exceed $1,000,000 for any contract or $5,000,000 in the aggregate; (xi) the entering into of any joint venture for the development of any properties owned by Homestead in which the book value of any property to be contributed by Homestead exceeds $1,000,000 individually or $5,000,000 in the aggregate; (xii) the entering into of any franchising or licensing agreements;
(xiii) the amendment of the articles of incorporation or bylaws of Homestead; and (xiv) the waiver of antitakeover provisions of Maryland law or Homestead's Charter.

  In addition, so long as Security Capital owns at least 50% of the outstanding Shares, Homestead will maintain an operating committee consisting of the two Homestead Co-Chairmen and two nominees of Security Capital that will meet weekly to review all operations of Homestead.

  The Security Capital Investor Agreement also provides that, so long as Security Capital owns at least 10% of the outstanding Shares, Homestead may not increase the number of directors on the Board to more than seven without the approval of Security Capital. Security Capital also is entitled to designate one or more persons as directors of Homestead, as follows: so long as Security Capital owns at least 10% but less than 25% of the outstanding Shares, it is entitled to nominate one person; and (ii) so long as Security Capital owns at least 25% of the outstanding Shares, it is entitled to nominate that number of persons as shall bear approximately the same ratio to the total number of members of the Board as the number of Shares beneficially owned by Security Capital bears to the total number of outstanding Shares, provided that Security Capital shall be entitled to designate no more than two persons so long as the Homestead Board consists of no more than seven members. Security Capital currently has no designees on the Board.

  The Security Capital Investor Agreement also provides Security Capital with registration rights pursuant to which, in certain specified circumstances, Security Capital may request, on not more than three occasions, registration of all of Security Capital's Shares pursuant to Rule 415 under the Securities Act of 1933 (the "Securities Act").

Archstone Funding Commitment

  Pursuant to a funding commitment agreement entered into at the closing of the merger transactions, PTR agreed to make loans to Homestead, secured by mortgages on certain properties of Homestead, of up to $198.8 million. The proceeds of the loans were used to finance the development of properties acquired by Homestead from PTR in the merger transactions. Archstone, as successor to PTR, has fully funded its $198.8 million commitment and has received convertible notes in respect of such fundings in stated amounts of $221.3 million. The notes are collateralized by Homestead properties. Each note issued by Homestead is convertible into Shares on the basis of one Share for every $11.50 of principal outstanding on the mortgage loan. Interest on the notes accrues at the rate of 9% per annum on the unpaid principal amount, payable every six months. The notes are scheduled to mature on October 31, 2006, and are callable after May 28, 2001.

Atlantic Mortgages

  In July, 1998, Homestead entered into a mortgage loan purchase agreement with Atlantic and Merrill Lynch Mortgage Capital Inc. ("MLMC"), under which the $98 million of Homestead convertible notes held by Atlantic were modified to, among other things, eliminate their convertibility feature in exchange for a payment of $21.4 million from Homestead to Atlantic. The amount paid to Atlantic was based on trailing market prices of Shares at the time the agreement was entered into, which exceeded the conversion price of the convertible mortgage notes at that date. The elimination of the conversion option attached to the mortgage notes reduced Homestead's contingently issuable shares of common stock by approximately 8.5 million shares. Homestead funded the payment with the proceeds received from the sale of $24 million of 7.5% convertible subordinated debentures. Also pursuant to the mortgage loan purchase agreement Atlantic sold the amended notes to MLMC for $98 million. In August 1998, Homestead converted the $98 million of mortgage notes and the $24 million of 7.5% convertible subordinated debentures into $122 million mortgage of a newly formed special purpose subsidiary of Homestead. The note was collateralized by 26 Homestead properties which were formerly collateral for the Atlantic notes. The $122 million mortgage note had a maturity date of June 30, 1999 and provided for interest only monthly payments of LIBOR plus

1.70% through September 30, 1998, LIBOR plus 2.0% through November 30, 1998, and LIBOR plus 2.25% thereafter. MLMC had the right to extend the maturity of the mortgage note. Homestead has repaid and discharged the mortgage note with the proceeds of a sale leaseback transaction consummated in February 1999, under the terms of which Homestead sold 18 of the properties that were the collateral for the note payable to MLMC, and leased the properties from the purchaser.

  The transaction with MLMC resulted in an early extinguishment of debt measured as the difference between the $98 million carrying amount of the original mortgage notes to Atlantic and the amount paid to extinguish the debt, including transaction costs. Such loss on extinguishment of debt was $25.3 million and was recorded as an extraordinary item in third quarter 1998.

Archstone Investor Agreement

  PTR, predecessor to Archstone, entered into an investor and registration rights agreement with Homestead (the "Archstone Investor Agreement") pursuant to which Archstone is entitled to designate one person for nomination to the Board, and Homestead will use its best efforts to cause the election of such nominee(s), for so long as Archstone has the right to convert in excess of $20 million in principal amount of loans made pursuant to Archstone's funding commitment agreement. Such nominee may, but need not, be the same person(s) nominated by Security Capital pursuant to the Security Capital Investor Agreement. In addition, Homestead has granted to Archstone registration rights with respect to the issuance upon conversion and the distribution of all of the Shares issuable upon conversion of the convertible mortgage notes. Archstone may request three registrations pursuant to Rule 415 promulgated under the Securities Act of all Shares issued or issuable upon conversion of the convertible mortgage notes. Such registrations, except for the fees and disbursements of counsel to Archstone, shall be at the expense of Homestead.

Commerzbank Loan Agreements, Security Capital
Subscription Agreement and Rights Offering

  Homestead has entered into three credit facilities with Commerzbank AG, New York Branch ("CAG"), as the arranger or agent, and other lenders. CAG holds all of the outstanding shares of Security Capital Series B Preferred Stock, which is convertible into Security Capital common stock. On March 18, 1999, two of the credit facilities, one in the maximum principal amount of $170 million and secured by mortgages on Homestead's suburban properties (the "Suburban Line") and the other in the maximum principal amount of $30 million and secured by mortgages on Homestead's urban properties (the "Urban Line") were extended to December 31, 2000, from April 23, 1999. Borrowings under the Suburban Line bear interest at rates equal to 2.0% to 3.0% over LIBOR, 1% to 2% over the prime rate or 1.5% to 2.5% over the federal funds rate, with the margin depending upon the ratio of outstanding indebtedness to the amount of qualifying collateral. Borrowings under the Urban Line bear interest at the rate of 3.0% over LIBOR, 2.0% over the prime rate or 2.5% over the federal funds rate. Additionally, the Suburban Line calls for a commitment fee of .375% per annum of the average undrawn amount under the Suburban Line.

  On June 15, 1998, Homestead entered into a third credit facility, which has a maximum principal amount of $200 million (the "Bridge Facility"). Borrowings under the Bridge Facility bear interest at the Eurodollar rate plus 1.25% or at a base rate of prime plus 0.25%. The average unfunded balance bears a commitment fee of 0.25% per annum. The line expires on October 31, 1999, and is secured by a subscription agreement with Security Capital for $200 million of convertible subordinated debentures. If the subscription is called, the proceeds must be used to first repay the Bridge Facility and, second, for purposes allowed under the credit facilities. The subscription agreement expires October 31, 1999, or 2 weeks after termination of the $200 million credit agreement. The subscription obligation is to be reduced or terminated to the extent Homestead issues equity securities to any third party, or to Security Capital pursuant to a separate offering, before October 31, 1999, and uses the proceeds to repay the Bridge Facility. In conjunction with Security Capital's entering into the subscription agreement, Homestead paid an arrangement fee to Security Capital of $600,000.

  On March 25, 1999, Homestead announced a rights offering for $225 million of Shares. Security Capital has agreed to purchase, to the extent Shares have not been purchased by other parties, $205 million of Shares in the rights offering, provided that to the extent other parties acquire in the aggregate more than $20,000,000 of Shares from Homestead in connection with the rights offering, the Security Capital commitment will be reduced by the amount such purchases exceed $20,000,000. Security Capital's participation in the rights offering will satisfy Security Capital's obligations under the subscription agreement. The rights offering was originally scheduled to close by the end of April, but has been rescheduled to expire on May 21, 1999, and close on May 28, 1999. In connection with the rescheduling, Security Capital agreed to provide Homestead with a $25 million line of credit. Homestead agreed to pay Security Capital a $31,944 arrangement fee for the line of credit.

Administrative Services Agreement

  Homestead has entered into an administrative services agreement with Security Capital (the "Administrative Services Agreement"), pursuant to which Security Capital provides Homestead with administrative services with respect to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable administration, internal audit, cash management, human resources, management information systems, tax and legal administration, research, shareholder communications and investor relations. The fees payable to Security Capital are fixed fees for particular services provided. Any arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. The Administrative Services Agreement, which expires on December 31, 1999, is renewable each year for a one-year term, subject to approval by a majority of the disinterested members of the Board. Homestead incurred fees of $4,213,000 for administrative services provided by Security Capital in the year ended December 31, 1998.

  Homestead believes its relationship with Security Capital under this agreement provides it with certain advantages, including access to greater quality and depth of resources, in such areas as research, information systems, insurance, cash management and legal support provided at substantial economies of scale.

Other Transactions with Affiliates

  On January 15, 1998, Security Capital purchased 8,429,225 Shares at a price of $15 per Share. Such purchase was made in connection with a subscription rights offering by Homestead and on the same terms and at the same time as made available to other shareholders and investors. In connection with this offering, Homestead paid a fee of $1,564,026 to Security Capital Markets Group Incorporated, a wholly-owned subsidiary of Security Capital, for its services as placement agent for the Shares being sold, and also reimbursed Security Capital Markets Group Incorporated for approximately $45,000 of out-of-pocket expenses that it incurred in connection therewith.

Separation Agreement

  In January 1999, upon Robert Aldworth's resignation from Homestead, Homestead and Mr. Aldworth entered into a separation agreement. Under the agreement Homestead agreed to pay Mr. Aldworth $400,000 in consideration for a general release by Mr. Aldworth of Homestead and its affiliates from all claims of Mr. Aldworth arising prior to and through the date of the agreement. Mr. Aldworth also agreed to cooperate with Homestead with regard to his departure from Homestead.

Loans to Executive Officers

  Homestead loaned each of Mr. Cryan and Mr. Dressler $250,000 on October 15, 1996. Each person used the proceeds of such loans to purchase 25,000 restricted Shares under the 1996 Long-Term Incentive Plan. The Shares vested on October 15, 1998. The loans are due on January 5, 2006, are secured by the Shares purchased with the loan proceeds and interest accrues at the lowest rate charged by Morgan Guaranty Trust Company on maturities of 90 days or less, plus 0.25%. If Mr. Cryan leaves the employ of Homestead prior to payment in full of the loan, Homestead will buy back his Shares at a price of $10 per Share and will refund all payments of interest made under the loan. At April 20, 1999, the outstanding principal amounts of the loans and accrued interest due from Mr. Cryan and Mr. Dressler were $240,598 and $255,735, respectively.

  In addition, Homestead loaned Robert J. Morse $500,000 on March 31, 1998. Mr. Morse used the proceeds of the loan to purchase 31,250 restricted Shares under the 1996 Long-Term Incentive Plan. The loan is due on the earlier of January 1, 2000 or 120 days after Mr. Morse voluntarily leaves the employ of Homestead.
The loan is secured by the Shares acquired with the loan proceeds, and interest accrues on the loan at LIBOR. If Mr. Morse is employed by Homestead on January 1, 2000, or if prior to January 1, 2000, Homestead terminates Mr. Morse's employment for reasons other than gross negligence or misconduct, the unpaid principal and interest on the loan will be forgiven.

  Security Capital has also entered into an amended and restated secured promissory note and related pledge agreement with Mr. Dressler. Under the terms of the note, Security Capital has agreed to loan Mr. Dressler up to $962,113, which amount is due on the earlier of December 31, 2000 or 120 days after Mr. Dressler is no longer an officer of an affiliate of Security Capital. Interest on the unpaid balance accrues at 7.50% per year and is payable annually on January 15 each year the note is outstanding. The proceeds of the note were used to pay personal obligations of Mr. Dressler. The note is secured by Class A Shares of Security Capital and options to purchase Class A Shares of Security Capital owned by Mr. Dressler. The note is also secured by a life insurance policy on Mr. Dressler in the amount of $1,300,000. Mr. Dressler has also agreed that if he exercises any options for Security Capital securities prior to repayment of the note, any securities obtained upon exercise of such options shall become subject to the pledge agreement. The net proceeds (after payment of minimum withholding taxes) of any securities obtained upon exercise of such options and disposed of by Mr. Dressler shall be immediately applied to the outstanding and unpaid interest and principal on the note.



                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and pursuant to the authorization granted by that certain Power of Attorney filed by the registrant with its Annual Report on Form 10-K for the year ended December 31, 1998, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HOMESTEAD VILLAGE INCORPORATED



                                        By:
                                           ---------------------------------
                                        Its: Senior Vice President and Secretary