Form 10-Q
period 1999-03-31
HOMESTEAD VILLAGE INC
filed 1999-05-14
CIK 1013256

================================================================================
                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------
                                    FORM 10-Q
                               ------------------
(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

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

The number of shares outstanding of the Registrant's common stock as of May 14, 1999 was 38,244,546.
================================================================================

                         HOMESTEAD VILLAGE INCORPORATED
                                TABLE OF CONTENTS

                                                                                                             NUMBER
                                                                                                              PAGE
                                                                                                           -----------
PART I.          Condensed Financial Information

       Item 1.   Financial Statements

                 Condensed Balance Sheets (unaudited) - March 31, 1999 and December 31, 1998...............     3

                 Condensed Statements of Operations (unaudited) - Three-month Periods Ended March 31, 1999
                 and 1998..................................................................................     4

                 Condensed Statements of Cash Flows (unaudited) - Three-month Periods Ended March 31, 1999
                 and 1998..................................................................................     5

                 Notes to Condensed Financial Statements (unaudited).......................................     6

                 Report of Independent Public Accountants..................................................     13

       Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....     14

       Item 3.   Quantitative and Qualitative Disclosures About Market Risk................................     21

PART II.         Other Information

       Item 6.   Exhibits and Reports on Form 8-K.........................................................      23


                         HOMESTEAD VILLAGE INCORPORATED

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                            ASSETS                                                MARCH 31,      DECEMBER 31,
                                                                                                     1999           1998
                                                                                                -------------- -------------
Current assets:
     Cash and cash equivalents (including restricted cash of $167 in 1999 and 1998).........    $      16,943  $    12,144
     Accounts receivable, net of allowance of $319 in 1999 and $269 in 1998.................            6,717        5,910
     Funds held in escrow...................................................................             --          1,701
     Other current assets...................................................................            1,375        1,132
                                                                                                -------------- -------------
          Total current assets..............................................................           25,035       20,887
                                                                                                -------------- -------------
Property and equipment......................................................................        1,198,039    1,186,652
Less accumulated depreciation...............................................................         (42,444)     (48,783)
                                                                                                -------------- -------------
Net investment in property and equipment....................................................        1,155,595    1,137,869
                                                                                                -------------- -------------
Deposits and pursuit costs, including $1,985 of funds with title companies for property
   acquisitions in 1999 and $3,399 in 1998..................................................            7,142        7,830
Deferred loan costs, net of accumulated amortization of $34,996 in 1999 and $34,002 in
     1998                                                                                               2,446        1,063
Trademark and intangibles, net of accumulated amortization of $4,811 in 1999 and $4,190
   in 1998                                                                                             43,658       44,279
Other assets ...............................................................................           23,456        6,463
                                                                                                -------------- --------------
   Total assets.............................................................................    $  1,257,332   $ 1,218,391
                                                                                                ============== =============

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Lines of credit........................................................................    $     200,000  $   357,080
     Capital lease obligation, current......................................................            3,331         --
     Mortgage note payable..................................................................             --        122,028
     Development costs payable, including retainage of $8,516 in 1999 and $16,558 in
        1998                                                                                           15,095       24,330
     Due to affiliate.......................................................................              714          335
     Accrued interest payable to affiliates.................................................            6,861        1,882
     Accrued real estate taxes..............................................................            5,331        5,681
     Accrued payroll and related accrued expenses...........................................            6,399        7,969
     Accounts payable and other accrued expenses............................................           12,349       11,663
                                                                                                -------------- -------------
          Total current liabilities.........................................................          250,080      530,968
Lines of credit.............................................................................          199,000         --
Capital lease obligation, noncurrent........................................................          139,929         --
Convertible mortgage notes payable to affiliates............................................          221,334      221,334
Other long-term liabilities.................................................................            7,910        8,064
                                                                                                -------------- -------------
          Total liabilities.................................................................          818,253      760,366
                                                                                                -------------- -------------
Commitments and contingencies (Note 7)
Shareholders' equity:
     Common stock,  $.01 par value,  249,823  shares  authorized,  38,245 shares issued and  outstanding in 1999 and 38,255 shares issued and outstanding in
        1998                                                                                              382          383
     Preferred stock, 177 shares authorized, none issued....................................             --           --
     Additional paid-in capital.............................................................          474,245      474,337
     Retained earnings (accumulated deficit)................................................         (35,095)     (16,135)
     Less deferred compensation.............................................................            (453)        (560)
                                                                                                -------------- -------------
          Total shareholders' equity........................................................          439,079      458,025
                                                                                                -------------- -------------
          Total liabilities and shareholders' equity........................................    $   1,257,332  $ 1,218,391
                                                                                                ============== =============

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                                       3

                         HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                         THREE-MONTHS ENDED
                                                                                              MARCH 31,
                                                                              --------------------------------------
                                                                                     1999                1998
                                                                              ------------------- ------------------
Revenues:
     Room revenue............................................................ $          48,119   $        26,427
     Other revenue...........................................................               903             1,101
                                                                              ------------------- ------------------
          Total revenues.....................................................            49,022            27,528
                                                                              ------------------- ------------------
                                                                              ------------------- ------------------
Operating expenses:
     Property operating expenses.............................................            23,107            11,873
     Corporate operating expenses............................................             9,487             4,899
     Depreciation and amortization...........................................             9,997             6,387
                                                                              ------------------- ------------------
          Total operating expenses...........................................            42,591            23,159
                                                                              ------------------- ------------------

Operating income.............................................................             6,431             4,369

Interest income..............................................................               154               289
Interest expense, net of capitalized interest................................          (11,316)            (2,970)
                                                                              ------------------- ------------------
(Loss) earnings before income taxes and cumulative effect of accounting change          (4,731)             1,688
Provision for income taxes...................................................              --                --
                                                                              ------------------- ------------------
(Loss) earnings before cumulative effect of accounting change................           (4,731)             1,688
Cumulative effect of accounting change for organizational, pre-opening and
   start-up activities.......................................................          (14,230)              --
                                                                              ------------------- ------------------
Net (loss) earnings.......................................................... $        (18,961)   $         1,688
                                                                              =================== ==================


Basic weighted average shares outstanding....................................            38,245            35,736
                                                                              =================== ==================
Diluted weighted average shares outstanding..................................            38,245            35,736
                                                                              =================== ==================


(Loss) earnings  per share:
Basic earnings (loss) before cumulative effect of accounting change.......... $          (0.12)   $          0.05
Cumulative effect of accounting change.......................................            (0.37)              --
                                                                              ------------------- ------------------
Basic (loss) earnings........................................................ $          (0.49)   $          0.05
                                                                              =================== ==================

Diluted (loss) earnings before cumulative effect of accompanying change...... $          (0.12)   $         0.05
Cumulative effect of accounting change.......................................            (0.37)              --
                                                                              ------------------- ------------------
Diluted (loss) earnings...................................................... $          (0.49)   $         0.05
                                                                              =================== ==================











                 The accompanying notes are an integral part of
                      these condensed financial statements.
                                       4

                         HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                       -------------------------------
                                                                                           1999             1998
                                                                                       --------------   --------------
Operating activities:
    Net (loss) earnings...........................................................     $   (18,961)     $      1,688
    Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
        Cumulative effect of accounting change....................................           14,230              --
        Depreciation and amortization.............................................            9,997            6,387
        Deferred compensation.....................................................              107              139
        Amortization of deferred loan costs.......................................              994              163
    Change in assets and liabilities:
        Increase in accounts receivable, net of change in allowance...............            (807)             (850)
        Decrease in funds held in escrow..........................................            1,701               --
        (Increase) decrease in other current assets...............................            (243)               296
        Decrease in accrued real estate taxes.....................................            (350)             (618)
        Increase in accrued interest on convertible mortgage notes................            4,979             6,871
        (Decrease) increase in accrued payroll and related accrued expenses.......          (1,570)               745
        Increase in accounts payable and other accrued expenses...................              686               112
        Increase in due to affiliate..............................................              379               372
                                                                                       --------------   --------------
            Net cash provided by operating activities.............................           11,142           15,305
                                                                                       --------------   --------------

Investing activities:
        Investment in properties..................................................         (48,782)         (125,571)
        Decrease (increase) in deposits and pursuit costs.........................              688           (4,476)
        Increase in other assets..................................................          (1,190)             (614)
                                                                                       --------------   --------------
            Net cash used in investing activities.................................         (49,284)         (130,661)
                                                                                       --------------   --------------

Financing activities:
        Proceeds from lines of credit.............................................           41,920           74,392
        Payments on lines of credit...............................................             --           (100,000)
        Deferred loan costs for line of credit....................................          (2,377)              (46)
        Proceeds from convertible mortgage notes payable..........................             --              4,000
        Payments on mortgage notes payable........................................         (122,028)             --
        Sale of property and equipment, net.......................................          127,262              --
        Proceeds from sale of shares, net of expenses.............................             --           154,241
        Payments on capital lease.................................................          (1,740)              --
        Payments on other long-term liabilities...................................              (3)              --
        Repurchase of stock.......................................................            (107)              --
        Proceeds from principal payments on notes from officers..................                14              --
                                                                                       --------------   --------------
            Net cash provided by financing activities.............................           42,941          132,587
                                                                                       --------------   --------------
Net increase in cash and cash equivalents.........................................            4,799            17,231
Cash and cash equivalents, beginning of period....................................           12,144            2,974
                                                                                       --------------   --------------
Cash and cash equivalents, end of period..........................................     $     16,943     $      20,205
                                                                                       ==============   ==============

Non-cash investing and financing transactions:

        Increase in property and equipment, and development cost payable..........     $         --     $       1,241
                                                                                       ==============   ==============
        Increase in property and equipment, from capital lease....................     $    145,000     $          --
                                                                                       ==============   ==============
        Increase in property and equipment from capitalization of loan costs......     $       --       $         798
                                                                                       ==============   ==============
        Loan costs resulting from issuance of convertible mortgage debt...........     $       --       $        314
                                                                                       ==============   ==============





                   The accompanying notes are an integral part
                    of these condensed financial statements.

                         HOMESTEAD VILLAGE INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

NOTE 1--GENERAL

   Principles of Financial Presentation

     The financial statements of Homestead Village Incorporated ("Homestead") as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of Homestead believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in Homestead's 1998 Annual Report on Form 10-K.

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements  contain  all  adjustments,   consisting  only  of  normal  recurring
adjustments, necessary for a fair presentation of Homestead's financial statements for the interim periods presented. The results of operations for the three-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year.

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

   Reclassifications

     Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

   New Accounting Rules

     In April 1998 Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") was issued which requires that costs associated with organizational, pre-opening, and start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Through the end of 1998, Homestead capitalized costs associated with pre-opening and start-up activities and amortized such costs over a two-year period. Homestead has adopted SOP 98-5 beginning with its 1999 fiscal year and wrote off unamortized organizational, pre-opening and start-up costs of $14.2 million as a cumulative effect of adoption of an accounting standard in the first quarter 1999. No financial statement amounts were restated upon adoption of the new standard. Pre-opening and start-up activities costs which would have been expensed in the three-month period ended March 31, 1998 if SOP 98-5 were applied on a pro forma basis total $3,641,000. Amortization expense for organizational, pre-opening and start-up costs recorded in the three-month period ended March 31, 1998 was approximately $1,150,000.

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, establishing standards for the accounting and reporting for derivative instruments. The new rules, which become effective January 1, 2000, are not expected to have an impact on Homestead's financial position or results of operations. Homestead has not entered into any derivative financial instrument transactions.

NOTE 2--PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                             MARCH 31,          DECEMBER 31,
                                                                                1999                 1998
                                                                          ----------------     ----------------
                                                                            (UNAUDITED)

            Operating properties:
               Owned properties:
                    Land                                                  $       176,489     $        191,694
                    Buildings and improvements...........................         563,765              645,235
                    Furniture, fixtures and equipment....................          84,156              108,446
               Properties under a capital lease..........................         145,000                  --
                                                                          ----------------    -----------------
                                                                                  969,410              945,375
            Properties under construction................................          89,330              110,891
            Properties in planning (land owned for development)..........         134,936              126,054
            Land held for sale...........................................           4,363                4,332
                                                                          ----------------    -----------------
                      Total.............................................. $     1,198,039     $      1,186,652
                                                                          ================    =================


NOTE 3--DEBT

   Credit Facilities

      On March 18, 1999 Homestead entered into amended and restated credit agreements to, among other things, extend the $150 million revolving line of credit facility secured by suburban properties and the $50 million line of credit facility secured by urban properties (together the "Working Capital Facilities") to December 31, 2000. The $150 million line was increased to $170 million total borrowing capacity, subject to collateral requirements, and the interest terms adjusted to be a margin of 2.0% to 3.0% over LIBOR or alternatively 1.0% to 2.0% over prime or 1.5% to 2.5% over the federal funds rate, with the margin dependent on the percentage leverage of borrowings outstanding versus qualifying collateral. Future additional collateral under the $170 million line will be limited to suburban properties that are stabilized. The $50 million facility was adjusted to $30 million total borrowing capacity, subject to collateral, and the interest terms adjusted to 3.0% over LIBOR or alternatively 2.0% over prime or 2.5% over the federal funds rate.

     The amended and restated Working Capital Facilities require maintenance of the following financial covenants effective with first quarter 1999:

* limiting total liabilities of no more than 55% of gross asset value, as defined;

* limiting total indebtedness of no more than 50% of gross asset value, as defined;

* maintaining a ratio of earnings before interest, taxes, depreciation and amortization, as defined, to interest expense ranging from 1.25 to 1.0 for first quarter 1999 up to 1.90 to 1.0 by fourth quarter 2000;

* maintaining a ratio of earnings before interest, taxes, depreciation and amortization, as defined, to debt service and preferred stock dividends ranging from 1.0 to 1.0 for first quarter 1999 to 1.25 to 1.0 by fourth quarter 2000;

* maintaining a ratio of net property operating income to implied debt service, as defined, ranging from 1.4 to 1.0 for first quarter 1999 to 2.25 to 1.0 by fourth quarter 2000;

* maintaining minimum tangible net worth, as defined, of no less than 85% of the year end 1998 amount, as defined, adjusted for net proceeds of equity offerings; and maintaining positive net sources and uses of funds.

     In addition, under the renewed Working Capital Facilities distributions or dividends on equity are prohibited; total cost, as defined, of projects in development cannot exceed 25% of gross asset value, as defined, in 1999 or 15% in 2000; and Homestead's business activities will be limited to development, ownership and operation of extended stay hotels.

     As of March 31, 1999, Homestead has an outstanding balance of $199 million under the Working Capital Facilities, the full amount available under collateral requirements.

     Homestead has an additional $200 million bank line of credit facility (the "Bridge Facility") which bears interest at the Eurodollar rate plus 1.25% or at a base rate of prime plus 0.25%. Borrowings outstanding at March 31, 1999 totaled $200 million. Homestead has a subscription agreement from Security
Capital Incorporated ("Security Capital") for $200 million of Homestead subordinated debentures which secures this obligation. Proceeds from closing of the rights offering, or any other issuance of equity securities, are required to be used to repay the Bridge Facility.

     On April 22, 1999, Homestead, the lenders under the Working Capital Facilities and Bridge Facility, and Security Capital executed a letter agreement: (i) extending the maturity of the Bridge Facility to the earliest of October 31, 1999, the date of any business combination or sale of substantially all of Homestead's assets, or 45 days after the termination of negotiations with third parties regarding business combinations; (ii) allowing Homestead to incur up to $25 million of unsecured, subordinated debt to Security Capital; and (iii) prohibiting incurrence of any indebtedness other than the note to Security Capital, the lines of credit, the capital lease obligation, and the convertible mortgage notes. Homestead paid a fee to the banks of $494,070 in connection with this extension and amendment.

     Homestead was in compliance with all covenants under its credit facilities as of March 31, 1999.

   Convertible Mortgage Notes Payable

     At March 31, 1999 Homestead owed convertible mortgage notes to Archstone Communities Trust ("Archstone"), an affiliate, of $221,333,620. The notes are collateralized by Homestead properties (54 Homestead properties at $358.4 million of historical cost mortgaged to Archstone at March 31, 1999). The notes accrue interest at 9.0% on the principal amount and require interest only payments every six months on May 28 and November 28 of each year. The notes are due October 31, 2006, and are callable on or after May 28, 2001. The notes are convertible, at the option of the holder, into shares of Homestead common stock at a conversion ratio equal to one share of common stock for every $11.50 of principal amount outstanding. Deferred financing costs and the discount on the respective fundings have been fully amortized. No further funding commitment is available under the mortgage notes.

   Capital Lease Obligation

     On February 23, 1999, Homestead completed a sale and leaseback of 18 of the 26 Homestead properties collaterizing the $122 million mortgage note due June 1999. Hospitality Properties Trust (NYSE: HPT) purchased the properties for $145 million. Homestead will continue to operate the properties under a long-term lease through December 2015 and pay a minimum rent of approximately $16 million per year. Homestead posted a security deposit equal to one year's rent. The majority of the proceeds from the sale were used to repay the $122 million mortgage note and post the $16 million security deposit.

     The approximate $350,000 gain on sale will be deferred and will be recognized over the term of the lease. The lease is considered a capital lease for financial reporting purposes and thus the present value of the minimum lease payments discounted at approximately 9.8% has been recorded as an asset of $145,000,000, to be amortized over the lease term, and an obligation, which will be reduced over the term of the lease by allocating rent payments between interest expense and reduction of the lease obligation. The balance of the obligation at March 31, 1999 was $143,260,000.

     The lease also provides for two extension periods of 15 years each at the option of Homestead, requires payment of percentage rents beginning July 2000 based on increases in revenues over a base period, and requires a percentage of revenues be paid to a furniture, fixtures and equipment reserve to be used for capital expenditures.

   Promissory Note to Security Capital

     On May 3, 1999, Homestead issued an unsecured, subordinated promissory note to Security Capital in the maximum principal amount of $25,000,000. The note matures the earlier of (i) October 31, 1999 or such later date to which repayment of the outstanding principal amount and other amounts owing under the Bridge Facility is extended, (ii) the consummation of a change in control or
(iii) the consummation of the rights offering in the aggregate amount of $200,000,000 or more. Under the terms of the note, Homestead may borrow up to $25,000,000 from Security Capital to provide for funding of construction costs of properties under development, maintenance and repair costs of properties, personnel expenses and other working capital and general corporate expenses specifically approved by Security Capital.

     Borrowings under the note will bear interest at LIBOR plus 3.25%. Homestead paid an arrangement fee of $31,944 to enter into the agreement. Through May 14, 1999 no amounts had been borrowed under the line.

   Interest

     The following summarizes Homestead's interest expense (in thousands):

                                                                                         THREE-MONTH PERIODS ENDED
                                                                                                 MARCH 31,
                                                                                       -------------------------------
                                                                                           1999             1998
                                                                                       --------------   --------------
    Lines of credit facilities.....................................................    $      7,622     $       1,458
    Convertible mortgage notes....................................................            4,980             7,637
    Mortgage note payable..........................................................           1,282               --
    Capital lease obligation......................................................            1,407               --
    Other.........................................................................              193               197
                                                                                       --------------   --------------
        Total interest cost.......................................................           15,484             9,292
    Capitalized interest..........................................................          (4,168)           (6,322)
                                                                                       --------------   --------------
        Net interest expense......................................................     $     11,316     $       2,970
                                                                                       ==============   ==============
    Amortization of deferred financing costs included in interest cost............     $        994     $         477
                                                                                       ==============   ==============


     The total interest paid in cash for the three-month periods ended March 31, 1999 and 1998 was $9,571,000 and $899,000, respectively.


NOTE 4--SHAREHOLDERS' EQUITY

   Common Stock Rights Offering

     In April 1999, Homestead initiated a common stock rights offering for the sale of 76,489,092 shares for $210.3 million ($2.75 per share) or $225 million if all oversubscription shares are sold. (An additional 5,329,089 shares were authorized for issuance pursuant to oversubscriptions and for sales to third parties.) Security Capital has agreed to purchase enough shares to ensure that gross proceeds of the offering are not less than $225 million. The rights offering was scheduled to expire on April 23, 1999, but has been extended to May 21, 1999. As a result, the offering will not close until May 28, 1999. Shareholders of record on April 5, 1999 received a dividend of two rights for each share of common stock they owned. One right is required to purchase one share of common stock in the rights offering. Proceeds from the rights offering will be used first, to repay the $200 million Bridge Facility and, second, to provide funding for working capital and general corporate purposes, which may include repayment of amounts owed under the Working Capital Facilities and the note issued to Security Capital. Security Capital's obligations under the subscription agreement will be reduced to the extent the proceeds of the rights offering are used to repay amounts owed under the Bridge Facility.

     In connection with Security Capital's agreement to purchase enough shares in the rights offering to ensure that gross proceeds of the offering are not less than $225 million, Homestead and Security Capital amended the investor agreement between the two companies providing Security Capital with a variety of rights regarding the management of Homestead.
                                       9

   Per Share Data

     Basic earnings per share is calculated by dividing net earnings available to common shareholders by weighted average common shares outstanding. Diluted earnings per share is calculated by dividing adjusted earnings available to common shareholders, assuming dilution, by adjusted weighted average common shares outstanding. Adjusted earnings available for common shareholders adds back all net interest expense from convertible debt. Adjusted weighted average shares outstanding includes the dilutive effect of options using the treasury stock method and the dilutive effect of convertible debt.

     A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (loss) per share for the periods indicated follows (in thousands, except per share amounts):

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                               ------------------------------------------
                                                                       1999                   1998
                                                                       ----                   ----
         Net (loss) earnings attributable to common shares
           before cumulative effect of accounting change.....   $         (4,731)      $           1,688
                                                                ===================    ===================

         Weighted average shares outstanding - basic.........              38,245                 35,736
                                                                ===================    ===================

         Net (loss)  earnings per share before  cumulative
           effect of accounting
         change:
         Basic...............................................   $          (0.12)      $            0.05
                                                                ===================    ===================
         Diluted.............................................   $          (0.12)      $            0.05
                                                                ===================    ===================


     For the three month periods ended March 31, 1999 and 1998 convertible debt is not assumed to be converted and exercise of options is not assumed as the effects are anti-dilutive in a period of loss in 1999 and the effects were not dilutive in 1998.

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

     At March 31, 1999, Homestead had, for federal income tax reporting purposes, estimated net operating loss carryforwards of approximately $87 million, which expire $4.2 million in the year 2011, $24.8 million in the year 2017, $57 million in the year 2018, and $1 million in the year 2019.

     If, as a result of Security Capital's participation in Homestead's 1999 rights offering, Security Capital's ownership in Homestead exceeds 80%, then Security Capital would be required to include Homestead's results in its federal income tax return. If this occurs, Security Capital may utilize the net operating loss carryforwards generated by Homestead, subject to applicable federal income tax provisions. To the extent Security Capital uses Homestead's net operating loss carryforwards, such loss carryforwards will not be available to Homestead in the future.

NOTE 6--ADMINISTRATIVE SERVICES AGREEMENT

     Homestead and Security Capital have an administrative services agreement (the "Administrative Services Agreement"), pursuant to which Security Capital provides Homestead with administrative services with respect to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable administration, internal audit, cash management, human resources, management information systems, tax and legal administration, facilities management, and payroll administration. Any arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. The Administrative Services Agreement, which expires December 31, 1999, is renewable for a one-year term, subject to approval by a majority of the independent members of the Homestead Board. Total administrative services fees for the three-month periods ended March 31, 1999 and 1998 were $1,457,000 and $899,000, respectively.

     Homestead believes its relationship with Security Capital under this agreement provides it with certain advantages, including access to greater quality and depth of resources, in such areas as information systems, insurance, cash management and legal support provided at substantial economies of scale.


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

   Unfunded Development Commitments

     At March 31, 1999, Homestead had approximately $42 million of unfunded commitments for developments under construction. Homestead anticipates completing development of properties under construction utilizing cash on hand, any cash available from net proceeds of the rights offering after repayment of the Bridge Facility, proceeds from future sales, if any, of unencumbered land, and cash flow from operations.

   Finder's Agreement

     Homestead has a series of agreements with an unaffiliated person ("Finder") who developed the Homestead Village concept and has performed certain services. The agreements which expire February 5, 2043, provide for payments to Finder as follows: (i) $535,000 annually with respect to the four properties for which Finder assisted in the location, development and initial operations; (ii) an annual amount of $7,500 per property (subject to certain conditions as defined in the agreements) for assistance in site location with respect to the first 35 properties constructed (exclusive of the four properties referred to in (i) above and reduced by the 2 properties sold in February 1999 as described below);
(iii) 20% of the net proceeds as defined per the agreements, upon the sale of the four properties noted in (i) above to an unaffiliated third party; and (iv) 10% of the net proceeds as defined per the agreements, upon the sale of the additional 35 properties to an unaffiliated third party. The sale and leaseback of properties described in Note 3 included 2 properties subject to the terms described in (iv) above, resulting in a payment of approximately $68,000 to the Finder. Total payments under these agreements for amounts due under (i) and (ii) described above for the three-month periods ended March 31, 1999 and 1998 were $180,600 and $184,400, respectively.
                                       11

NOTE 8-- SUBSEQUENT EVENT - SPECIAL CHARGE

     Homestead has made substantial investments in ownership of land held for development and in costs of pursuit of additional development sites. In the second quarter of 1999, Homestead determined, based on its inability to obtain financing for development of sites beyond those already in construction, to further curtail its development program. All land previously held for development will be held for sale, all pursuits for acquisition of additional sites for development will be abandoned, and Homestead will reduce overhead costs and personnel to reflect a company with stabilized operations of 136 properties. Homestead will record a special charge in second quarter 1999 for write-down of the carrying cost of land held for sale to its estimated fair value less estimated costs to dispose, write-offs of costs of pursuits and loss of non-refundable earnest money deposits, and for the costs of severance of personnel. The special charge to earnings is expected to approximate $65 million.

     The majority of costs of curtailment of the development program are due to the expected write-downs on land to be held for sale. Substantial effort and costs have been incurred in the planning stage for design, engineering, and architectural work and capitalization of carrying costs, all of which the company expects to be lost upon sale of the sites.

     Carrying costs on the land sites, such as interest and property taxes, will be expensed until the sites are disposed of and will materially adversely affect earnings until disposal. The majority of the land sites are encumbered by the Working Capital Facilities and upon sale will require use of the proceeds to repay the Working Capital Facilities.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Homestead Village Incorporated:


     We have made a review of the accompanying condensed consolidated balance sheet of Homestead Village Incorporated (a Maryland corporation) and subsidiaries as of March 31, 1999 and the related condensed consolidated statements of operations for the three-month periods ended March 31, 1999 and the related condensed consolidated statement of cash flows for the three-month period ended March 31, 1999. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Homestead Village Incorporated and subsidiaries as of December 31, 1998, and in our report dated February 4, 1999, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                 ARTHUR ANDERSEN LLP

Atlanta, Georgia
April 23, 1999
                                       13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Homestead's 1998 Annual Report on Form 10-K (the "1998 Form 10-K") as well as the financial statements and the notes thereto in Item 1 of this report. In addition to historical information, this discussion contains forward-looking statements under the federal securities laws. These statements are based on current expectations, estimates and projections about the industry and markets in which Homestead operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the important factors that could cause Homestead's actual results to differ materially from those expressed in the forward-looking statements are (i) changes in general economic conditions in its target markets that could adversely affect demand for Homestead's properties, (ii) the effects of increased or unexpected competition with respect to one or more properties,
(iii) Homestead's ability to open new properties on schedule which may be affected by factors outside the control of Homestead, (iv) availability to Homestead of debt or equity financing, (v) the matters described under "Management's Discussion and Analysis of Financial Condition and Results of Operation-Risk Factors" in Item 7 of the 1998 Form 10-K and (vi) changes in financial markets and interest rates that could adversely affect Homestead's cost of capital and its ability to meet its financing needs and obligations.


OVERVIEW

     Homestead's overall results of operations and financial position are significantly influenced by its development activity. The development program and the financing activities required to support it have had a significant impact on Homestead's operations and financial position. Homestead has made substantial investments in ownership of land held for development as well as in pursuit costs for additional development sites. The tightening of capital markets for real estate operating companies and lodging companies which began in 1998 and continues in 1999 has had an adverse effect on Homestead's ability to continue its high growth program of acquisition of land sites and construction of properties.

     In October 1998, Homestead reorganized its development effort and recorded $7.24 million of special charges in the fourth quarter of 1998. Such charges primarily related to the severance of development personnel and abandonment of certain pursuits of development sites due to the limited availability of additional funds for development. In the second quarter of 1999, Homestead determined, based on its inability to obtain financing for development beyond those properties already in construction, to further curtail its development program. All land previously held for development will be held for sale, all pursuits for acquisition of additional sites for development will be abandoned, and Homestead will reduce overhead costs and personnel to reflect a company with stabilized operations of 136 properties. A special charge will be recorded in second quarter 1999 which is expected to approximate $65 million for write-downs of land to be held for sale, write-offs of costs of pursuits, and the costs of severance of personnel. This is expected to have a material adverse effect on Homestead's reported earnings for the second quarter 1999.

     The majority of the special charge relates to the expected write-downs on land to be held for sale. Substantial effort and costs have been incurred in the planning stage for design, engineering, and architectural work and capitalization of carrying costs, all of which the company expects to be lost upon sale of the sites. The estimate of the write-down on land held for sale is summarized in the following table using the most recently available carrying cost data (amounts in thousands):

                                   THIRD PARTY
                                  EXPENSES AND
                                   CAPITALIZED           OVERHEAD                                              NEW
    LAND TYPE         COST           INTEREST           ALLOCATION         TOTAL COST       WRITE-OFF         BASIS
    ---------     -----------    ---------------    -----------------    -------------    -------------    -----------
Suburban.......       $25,067             $2,125              $12,211          $39,403        ($16,024)        $23,379
Urban..........        73,760              8,908               13,209           95,877         (26,693)         69,184
Excess.........         4,208                  -                  139            4,347            (344)          4,003
                   -----------   ---------------     -----------------    -------------    -------------    -----------
  Total........      $103,035            $11,033              $25,559         $139,627        ($43,061)        $96,566
                   ===========    ===============    =================    =============    =============    ===========


     Carrying costs on the land sites, such as interest and property taxes, will be expensed until the sites are disposed of and will materially adversely affect earnings until disposal. The majority of the land sites are encumbered by the Working Capital Facilities and upon sale will require use of the proceeds to repay the Working Capital Facilities.

     Write-offs of pursuit costs and non-refundable earnest money deposits are expected to approximate $7 million, severance costs are expected of at least $8 million and other costs such as closings of offices and overhead reductions is expected to approximate $7 million.

     As of March 31, 1999, Homestead had 125 Homestead Village properties in operation representing in the aggregate 16,852 rooms in 37 cities. Homestead had 11 Homestead Village properties under construction totaling 1,375 rooms within 6 of these cities as well as one additional city, of which one property opened in April 1999, and the remaining properties are scheduled to open by the end of the third quarter 1999.

     Homestead's operating results are substantially influenced by (i) the demand for and supply of extended stay lodging in Homestead's markets and submarkets, (ii) occupancy and average weekly rate, (iii) the effectiveness of property level operations and (iv) the pace and cost at which Homestead can complete the development of the remaining properties under construction. Capital and credit market conditions which affect Homestead's access to credit markets and cost of capital will influence future operating results.

     As of March 31, 1999, Homestead had approximately $771.5 million of indebtedness outstanding, consisting of $200 million due on its short-term bank lines of credit, $199 million due on its long-term bank lines of credit, $221.3 million due on a convertible mortgage note, $143.3 million due under a capital lease agreement and $7.9 million due on other long-term obligations. During the three months ended March 31, 1999, Homestead reduced its short-term debt from $479.1 million at December 31, 1998 to $203.3 at March 31, 1999. Homestead refinanced its short-term debt as follows:

* On February 23, 1999, Homestead completed a sale and lease-back of 18 of the 26 Homestead properties collaterizing a $122 million mortgage note. Hospitality Properties Trust purchased the properties for $145 million. Proceeds of the sale were used to repay the $122 million debt which was due June 1999. Additionally, as a result of payment of the $122 million mortgage note, eight properties which were used as collateral for the mortgage  note were  subsequently  pledged as  collateral  for its  Working
     Capital Facilities to draw approximately $21 million in additional borrowings under the line.

* On March 18, 1999, Homestead renewed its Working Capital Facilities with an extension of the maturity date to December 31, 2000.

     In April 1999, Homestead initiated a common stock rights offering for the sale of 76,489,092 shares for $210.3 million ($2.75 per share) or up to $225 million if all oversubscription shares are sold. (An additional 5,329,089 shares were authorized for issuance pursuant to oversubscriptions and for sales to third parties.) Security Capital agreed to purchase enough shares to ensure that gross proceeds of the offering are not less than $225 million. The rights offering was scheduled to expire on April 23, 1999, but has been extended to May 21, 1999. Shareholders of record on April 5, 1999 received a dividend of two rights for each share of common stock they owned. One right is required to purchase one share in the rights offering. Proceeds from the rights offering will be used first, to repay the $200 million Bridge Facility and, second, to provide funding for working capital and general corporate purposes, which may include repayment of amounts owed under the Working Capital Facilities and the note issued to Security Capital.

     With the accomplishment of these reductions of short-term debt and the decision to cease additional development efforts, Homestead intends to focus on generation of cash from sales of land to be used to retire debt and to focus on reduction of overhead costs and personnel to reflect a company with stabilized operations of 136 properties.

RESULTS OF OPERATIONS

   Three-Months Ended March 31, 1999 and 1998

     Net (loss) earnings, for the three months ended March 31, 1999 and 1998 were ($18.96) million and $1.7 million, respectively. The net loss for the three-month period ended March 31, 1999 includes a cumulative effect of an accounting change of $14.2 million relating to Homestead's adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") beginning with its 1999 fiscal year. Net loss before the cumulative effect was $(4.7) million for the three months ended March 31, 1999, a decrease of $6.4 million from the $1.7 million net earnings for the three months ended March 31, 1998. The decrease is primarily attributable to an increase in interest expense of $8.3 million offset by $2.1 million increase in operating income. A discussion of the major components of net (loss) earnings follows.

   Property Operations

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

     Whether considering the entire operating property portfolio or its categories, Homestead's first quarter 1999 property-level performance compared to the same period of 1998 is characterized by higher weekly rates offset by lower occupancy levels. The occupancy decreases are attributable to (i) competition in markets characterized by an oversupply of extended stay hotels (predominantly in the Southwest), (ii) the effect on occupancy due to rate increases at Homestead versus competitor rate levels (experienced in the portfolio generally), and (iii) the effect of the seasonal downturn as Homestead has increased its number of properties located in Northeastern and Midwestern markets as compared to prior years (affecting noncomparable properties and pre-stabilized properties).

     The following table sets forth certain information for Homestead's total operating property portfolio for the periods indicated:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                        --------------------------------------
                                                           1999          1998      CHANGE
                                                           ----          ----      ------
 Weekly RevPAR(1)....................................      $221          $201         10.0%
 Average Weekly Rate(2)..............................      $352          $282         24.8%
 Occupancy...........................................      62.8%        71.1%         (8.3)
 Number of Operating Properties at Period End........       125           82          52.4%
 Property Operating Income Margin....................      52.8%        55.9%         (3.1)
----------


(1) Weekly revenue per available room ("RevPAR") is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.

(2) Average weekly rate is determined by dividing room revenue by the number of guest room days occupied for the period and multiplying by seven.


     Homestead's 43 property openings from the end of the first quarter of 1998 through the end of the first quarter of 1999 were the predominant reason for the room revenue increase of $21.7 million (82.1%) for the three months ended March 31, 1999 as compared to the same period in 1998. Total property operating expenses increased from $11.9 million to $23.1 million, an increase of $11.2 million for the three months ended March 31, 1999 over 1998. The increase is due primarily to the increase in the number of operating properties as noted above.

   Same-Store Properties

     Homestead had 49 properties which were stabilized and operating throughout both three-month periods ended March 31, 1999 and 1998 ("same-store" properties). Thirty-four such properties are located in the Southwest with 23 of these located in Texas markets. RevPAR for the three months ended March 31, 1999 for these 49 same store properties decreased to $209 from $218 for the same period in 1998. The RevPAR decrease was due to a decrease in occupancy to 68.0% for the three month period ended March 31, 1999 from 79.1% for the same period in 1998, offset in part by an increase in the average weekly rate of $31 (11.2%) for the three months ended March 31, 1999 as compared to the same period in 1998. The decrease in occupancy is a result of competition in the Southwestern markets as discussed above and to some extent the increased Homestead rates versus the rate levels of competitors. The decrease in RevPAR, and increases in property expenses primarily for payroll, housekeeping, security, and property administrative costs, resulted in the same-store property operating income margin decreasing to 52.3% in 1999 from 57.8% in 1998.

   Stabilized Properties Operations

     RevPAR for the 100 stabilized properties for the three months ended March 31, 1999 increased to $219 from $218 for the 49 stabilized properties for the same period in 1998. Average weekly rates for stabilized properties increased to $337 in 1999 from $276 in 1998 (an increase of 22.1%) but was offset by the decline of occupancy to 65.1% for 1999 from 79.1% for 1998. Property operating income margin for stabilized properties decreased to 53.5% in 1999 from 57.8% in 1998 due to increased property expenses as described above for the same-store properties.

   Corporate Operating Expenses

     Corporate operating expenses increased $4.6 million for the three month period ended March 31, 1999 as compared to the same period in 1998. The increase is primarily attributed to increases of approximately $2.3 million in sales expense and $1.5 million in incremental development overhead expense which were not capitalized due to declining development activity in the three months ended March 31, 1999.

   Depreciation and Amortization

     Depreciation and amortization increased $3.6 million for the three months ended March 31, 1999 as compared to the same period in 1998 due to the increased number of properties operating for the three month period ended March 31, 1999 as compared to the same period in 1998. Depreciation of the cost of properties and improvements is provided using the straight-line method over the estimated useful lives of the assets. Amortization of the trademark and other intangibles is calculated on a straight-line basis over a period of 20 years.

   Interest Income

     Interest income of $154,000 for the three months ended March 31, 1999 was a result of interest earned from investment of excess cash on hand.

   Interest Expense

     The following summarizes Homestead's interest expense (in thousands):

                                                                                         THREE-MONTH PERIODS ENDED
                                                                                                 MARCH 31,
                                                                                       -------------------------------
                                                                                           1999             1998
                                                                                       --------------   --------------
    Lines of credit facilities....................................................     $      7,622     $       1,458
    Convertible mortgage notes....................................................            4,980             7,637
    Mortgage note payable.........................................................            1,282               --
    Capital lease obligation......................................................            1,407               --
    Other.........................................................................              193               197
                                                                                       --------------   --------------
        Total interest cost.......................................................           15,484             9,292
    Capitalized interest..........................................................          (4,168)           (6,322)
                                                                                       --------------   --------------
        Net interest expense......................................................     $     11,316     $       2,970
                                                                                       ==============   ==============
    Amortization of deferred financing costs included in interest cost............     $        994     $         477
                                                                                       ==============   ==============


     Interest expense on line of credit borrowings increased $6.2 million for the three months ended March 31, 1999 as compared to the same period in 1998 due primarily to a higher average outstanding balance ($376.5 million in 1999 compared to $35.5 million in 1998).

     Interest expense on the convertible mortgages decreased $2.7 million for the three months ended March 31, 1999 as compared to the same period in 1998 as a result of the early extinguishment of $98 million of Homestead convertible mortgage notes in the third quarter 1998. Homestead incurred $1.3 million in interest expense for the three months ended March 31, 1999 relating to the mortgage note which funded the extinguishment. On February 23, 1999, this mortgage note was repaid with proceeds from the sale of properties discussed in
Note 3 to the financial statements. Homestead incurred $1.4 million in interest expense in the three months ended March 31, 1999 as a result of the leaseback of such properties under a capital lease.

     Interest expense recognized on borrowings is offset by interest capitalized with respect to Homestead's development activities. Capitalized interest levels are reflective of Homestead's cost of funds and the level of development activity. Capitalized interest decreased by $2.2 million for the three months ended March 31, 1999 as compared to the same period in 1998 due to less development activity during the first three months of 1999 as compared to 1998.


LIQUIDITY AND CAPITAL RESOURCES

   Investing and Financing Activities

     During the three month periods ended March 31, 1999 and 1998, Homestead invested $48.8 million and $125.6 million, respectively in properties. The amounts invested in the three months ended March 31, 1999 were financed primarily from proceeds from borrowings under the lines of credit. The amounts invested in the three months ended March 31, 1998 were financed primarily from borrowings under the line of credit and proceeds from the January 1998 rights offering.

     During the first three months of 1999, Homestead reduced its short-term debt from $479.1 million at December 31, 1998 to $203.3 million at March 31, 1999. Homestead reduced its short-term debt by (i) paying off the $122.0 million mortgage note due June 1999 with proceeds received from the sale and leaseback and (ii) amending its Working Capital Facilities to, among other things, extend the maturity date to December 31, 2000.

     With the decision to cease development of all land sites owned, other than those already in construction, and to cease pursuit of acquisition of additional sites for development, Homestead's needs for financing are drastically reduced. The immediate need to repay the Bridge Facility is expected to be accomplished with the proceeds of the rights offering which is scheduled to close funding by May 28, 1999. Other funding needs are primarily for the completion of the properties in construction, funding of the severance of personnel, and debt service.

     Homestead had at March 31, 1999 unfunded commitments for properties in construction of approximately $42 million.

     Based upon the commitment of Security Capital to participate in the rights offering to assure gross proceeds of $225 million, Homestead expects to have approximately $21 million net cash proceeds available from closing of the rights offering after use of proceeds to repay the $200 million Bridge Facility. Homestead believes it will have adequate cash resources from cash on hand, net proceeds from the rights offering after repayment of the Bridge Facility, and cash flow from operations to fund its needs for debt service, payment of severances, and completion of properties in construction. In addition Homestead may generate cash inflows by the sale of unencumbered land sites, but no assurance can be given that such sales will occur or provide significant net proceeds.

     While Homestead believes it will continue to generate positive cash flow from operation of its properties, there can be no assurance of generation of cash from future operations due to the risks of operation of lodging properties including competitive pressures, rates, occupancies, and costs of operation. Additionally, Homestead's ability to meet its obligations could be adversely affected by incurrence of unexpected construction costs for those properties not yet open and by increases in interest rates.

   Operating Activities

     Net cash flow provided by operating activities decreased by $4.2 million for the three months ended March 31, 1999 as compared to 1998. The decrease is due primarily to an increase in cash used for new corporate expenses and interest paid during the three months ended March 31, 1999 as compared to the same period in 1998 and changes in the timing of the payment of accrued payroll and related accrued expenses offset in part by additional cash resources provided from the growth in the number of operating properties as described under "Results of Operations."


AMENDMENT TO INVESTOR AGREEMENT WITH SECURITY CAPITAL

     In connection with Security Capital's agreement to purchase enough shares in the rights offering to ensure that gross proceeds of the offering are not less than $225 million, Homestead and Security Capital amended the investor agreement ("Investor Agreement") between the two companies providing Security Capital with a variety of rights regarding the management of Homestead. Under the Investor Agreement, as amended, for so long as Security Capital beneficially owns at least 50.1% of Homestead's outstanding shares ("Shares"), Security Capital has the right to approve, among other things: (i) Homestead's annual budget; (ii) the incurrence of expenses in any year exceeding (A) any line item in the annual budget by $500,000 or 10% and (B) the total expenses set forth in the annual budget by 5%; (iii) the offer or sale of any Shares or any securities convertible into or exchangeable for Shares other than pursuant to (A) an employee benefit plan approved by Homestead's shareholders, (B) previously issued warrants, options or rights, (C) a dividend reinvestment plan or share purchase plan approved by Homestead's Board of Directors (the Board") or (D) an issuance of rights, options, or warrants for shares issued to all shareholders;
(iv) the issuance or sale of securities that are subject to mandatory redemption or redemption at the option of the holder; (v) the adoption of any employee benefit plan pursuant to which Shares may be issued and any action with respect to senior officers' compensation; (vi) the incurrence, restructuring, renegotiation or repayment of indebtedness in which the aggregate amount involved exceeds $1,000,000; (vii) the declaration or payment of any dividend or other distribution; (viii) the acquisition or disposition in a single transaction or group of related transactions where the purchase price exceeds $1 million; (ix) the entering into of service contracts (A) for property management, investment management or leasing services, or (B) that contemplate annual payments in excess of $500,000; (x) the entering into of any new contract, including for construction, development, other capital expenditure, for which the total cost is reasonably expected to exceed $1,000,000 for any contract or $5,000,000 in the aggregate; (xi) the entering into of any joint venture for the development of any properties owned by Homestead in which the book value of any property to be contributed by Homestead exceeds $1,000,000 individually or $5,000,000 in the aggregate; (xii) the entering into of any franchising or licensing agreements; (xiii) the amendment of the articles of incorporation or bylaws of Homestead; and (xiv) the waiver of anti-takeover provisions of Maryland law or Homestead's Charter.

     In addition, so long as Security Capital owns at least 50% of the Shares, Homestead will maintain an operating committee consisting of the two senior Homestead officers and two nominees of Security Capital that will meet weekly to review all operations of Homestead.

     The Investor Agreement also provides that, so long as Security Capital owns at least 10% of the outstanding Shares, homestead may not increase the number of directors on the Board to more than seven without the approval of Security Capital. Security Capital also is entitled to designate one or more persons as directors of Homestead, as follows: so long as Security Capital owns at least 10% but less than 25% of the outstanding Shares, it is entitled to nominate one person; and (ii) so long as Security Capital owns at least 25% of the outstanding shares, it is entitled to nominate that number of persons as shall bear approximately the same ratio to the total number of members of the Board as the number of Shares beneficially owned by Security Capital bears to the total number of outstanding Shares, provided that Security Capital shall be entitled to designate no more than two persons so long as the Homestead Board consists of no more than seven members. C. Ronald Blankenship is Security Capital's only current designee on the Board.


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

     Homestead's computer hardware, operating systems, general accounting, property management systems and principal desktop software applications are Year 2000 compliant as certified by the various vendors. Homestead has tested these information technology systems, and based on this testing, management does not anticipate any Year 2000 issues that will materially impact operations or operating results.

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

     Management believes its planning efforts are adequate to address the Year 2000 issue and that its risks are primarily those that it cannot directly control, including the readiness of its major vendors and financial institutions. Homestead's most reasonably likely worst case scenario is the failure on the part of these entities to become Year 2000 compliant which could result in disruption in the Homestead's cash receipt and disbursement functions, utilities and the failure of the reservation systems. There can be no guarantee, however, that the systems of unrelated entities upon which the Homestead's operations rely will be corrected on a timely basis and will not have a material adverse effect on the company.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk

     Homestead's exposure to market risk for changes in interest rates relates primarily to its lines of credit facilities. Homestead has no involvement with derivative financial instruments.

     The table below provides information about Homestead's financial instruments that are sensitive to changes in interest rates, including estimated fair values for Homestead's interest rate sensitive liabilities as of March 31, 1999. As the table incorporates only those exposures that exist as of March 31, 1999, it does not consider exposures which could arise after that date. Moreover, because there were no firm commitments to actually sell the obligations at fair value as of March 31, 1999, the information presented has limited predictive value. As a result, Homestead's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during a future period and prevailing interest rates. Dollar amounts in the following table are in thousands.

                                                          EXPECTED MATURITY/PRINCIPAL REPAYMENT DECEMBER 31,
                                                          --------------------------------------------------

                                        Nominal
                                       Interest                                                              Total       Fair
                                         Rate     1999 (2)     2000     2001    2002    2003    Thereafter  Balance    Value(2)
                                         ----     --------     ----     ----    ----    ----    ----------  -------    --------


Interest-Sensitive Liabilities:
   Lines of Credit Facilities -
   variable rate (1).................     8.10%  $200,000   $199,000  $ --    $ --    $ --     $    --     $399,000    $399,000
Convertible Mortgage Notes - fixed
rate.................................     9.00%  $  --      $    --   $ --    $ --    $ --     $221,334    $221,334    $218,363
Capital Lease Obligation - fixed
rate ................................      9.8%  $  2,630   $  3,821  $4,213  $4,647  $5,124   $122,825    $143,260    $143,260
Other Long-Term Obligation - fixed
rate.................................     9.74%  $      9   $    13   $   14  $   16  $   17   $  7,853    $  7,922    $  7,910


     (1) On March 18, 1999, Homestead obtained an extension and amendment of its Working Capital Facilities ($199 million outstanding in the above amounts) to a December 31, 2000 due date. The Working Capital Facilities interest terms were amended resulting in the borrowings under the lines, based on the present borrowings to collateral leverage ratio, bearing interest at 3% over LIBOR.

          The $200 million of borrowings outstanding under the Bridge Facility presently bear interest at 1.25% over LIBOR. In April 1999, Homestead initiated a common stock rights offering, the proceeds of which will be used to repay the Bridge Facility.

     (2) Amounts represent expected maturities and principal repayment for the nine months remaining for 1999.

     (3) The estimated fair value of obligations extending beyond a one-year maturity as of March 31, 1999 were calculated by discounting the stream of cash payments of each obligation using a rate which, in management's judgement, represents an interest rate obtainable by Homestead as of March 31, 1999 on a similar instrument.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)          Exhibits:

 10.1 $30,000,000 Amended and Restated Credit Agreement dated March 18, 1999 among Homestead Village Incorporated and Commerzbank AG, New York Branch, as agent for the Lenders

 10.2 $170,000,000 Amended and Restated Credit Agreement dated March 18, 1999 among Homestead Village Incorporated, Commerzbank AG, New York Branch and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders

 10.3 $25,000,000 Promissory Note dated May 3, 1999 between Homestead Village Incorporated and Security Capital Group Incorporated

 10.4 Letter Agreement, dated April 22, 1999, among Homestead, Commerzbank AG, New York Branch, Commerzbank AG, Los Angeles Branch, Wells Fargo Bank, National Association, Chase Bank of Texas, N.A. and BankBoston N.A.

 10.5 Letter Agreement, dated March 18, 1999, among Homestead, Commerzbank AG, New York Branch, Commerzbank AG, Los Angeles Branch, Wells Fargo Bank, National Association, Chase Bank of Texas, N.A. and BankBoston N.A.

 10.6 Amendment No.1, dated as of April 5, 1999 to Investor Agreement by and between Homestead Village Incorporated and Security Capital Incorporated (Incorporated by reference to Homestead's current report on Form 8-K dated April 5, 1999)


 15      Letter regarding unaudited interim financial information

 27      Financial Data Schedules

     (b)           Reports on Form 8-K.

               Date                Items Reported        Financial Statements
          ----------------         ---------------       --------------------
         February 23, 1999         Item 2, Item 7                 No
         April 5, 1999             Item 5, Item 7                 No
         May 3, 1999               Item 2, Item 7                 No
         May 4, 1999               Item 5, Item 7                 No




                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                   HOMESTEAD VILLAGE INCORPORATED




                                   /S/   BRYAN J. FLANAGAN
                                   Bryan J. Flanagan, Senior Vice President
                                   And Chief Accounting Officer
                                   (Principal Financial Officer and
                                    Principal Accounting Officer)

Date:  May 14, 1999
                                       23