Form 10-Q
period 1999-06-30
HOMESTEAD VILLAGE INC
filed 1999-08-16
CIK 1013256

================================================================================
                          UNITED STATES SECURITIES AND
================================================================================
                               EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------
                                    FORM 10-Q
                               ------------------
(Mark One)

X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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

The number of shares outstanding of the Registrant's common stock as of August 13, 1999 was 120,031,477.
================================================================================

                         HOMESTEAD VILLAGE INCORPORATED
                                TABLE OF CONTENTS

                                                                                                            NUMBER
                                                                                                              PAGE
                                                                                                           -----------
PART I.          Condensed Financial Information

       Item 1.   Financial Statements


                 Condensed Balance Sheets (unaudited) - June 30, 1999 and December 31, 1998................     3

                 Condensed Statements of Operations (unaudited) - Three and Six-month Periods Ended June
                 30, 1999 and 1998.........................................................................     4

                 Condensed Statements of Cash Flows (unaudited) - Six-month Periods Ended June 30, 1999
                 and 1998..................................................................................     5

                 Notes to Condensed Financial Statements (unaudited).......................................     6

                 Report of Independent Public Accountants..................................................     12

       Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....     13

       Item 3.   Quantitative and Qualitative Disclosures About Market Risk................................     19

PART II.         Other Information

       Item 4.   Submission of Matters to a Vote of Security Holders.......................................     20

       Item 6.   Exhibits and Reports on Form 8-K.........................................................      20



                                          HOMESTEAD VILLAGE INCORPORATED

                                             CONDENSED BALANCE SHEETS

                                                    (UNAUDITED)

                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                            ASSETS                                                JUNE 30,       DECEMBER 31,
                                                                                                     1999          1998
                                                                                                -------------- -------------
Current assets:
     Cash and cash equivalents .............................................................    $      15,388  $    12,144
     Accounts receivable, net of allowance of $422 in 1999 and $269 in 1998.................            7,142        5,910
     Funds held in escrow...................................................................             --          1,701
     Other current assets...................................................................            1,218        1,132
                                                                                                -------------- -------------
          Total current assets..............................................................           23,748       20,887
                                                                                                -------------- -------------
Property and equipment......................................................................        1,178,840    1,186,652
Less accumulated depreciation...............................................................         (51,867)     (48,783)
                                                                                                -------------- -------------
Net investment in property and equipment....................................................        1,126,973    1,137,869
                                                                                                -------------- -------------
Deposits and pursuit costs, including $3,399 of funds with title companies for property
   acquisitions in 1998.....................................................................             --          7,830
Deferred loan costs, net of accumulated amortization of $36,080 in 1999 and $34,002 in
     1998                                                                                               2,641        1,063
Trademark and intangibles, net of accumulated amortization of $5,431 in 1999 and $4,190
   in 1998                                                                                             43,037       44,279
Other assets ...............................................................................           23,360        6,463
                                                                                                -------------- -------------
   Total assets.............................................................................    $  1,219,759   $ 1,218,391
                                                                                                ============== =============

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Lines of credit........................................................................    $        --    $   357,080
     Capital lease obligation, current......................................................            3,654         --
     Mortgage note payable..................................................................             --        122,028
     Development costs payable, including retainage of $6,582 in 1999 and $16,558 in
        1998                                                                                           11,993       24,330
     Due to affiliate.......................................................................              920          335
     Accrued interest payable to affiliate..................................................            1,882        1,882
     Accrued real estate taxes..............................................................            7,158        5,681
     Accrued payroll and related accrued expenses...........................................            5,320        7,969
     Accrued special charge expenses........................................................           11,296        1,528
     Accounts payable and other accrued expenses............................................           17,749       10,135
                                                                                                -------------- -------------
          Total current liabilities.........................................................           59,972      530,968
Lines of credit.............................................................................          199,000         --
Capital lease obligation, noncurrent........................................................          138,982         --
Convertible mortgage notes payable to affiliate.............................................          221,334      221,334
Other long-term liabilities.................................................................            7,905        8,064
                                                                                                -------------- -------------
          Total liabilities.................................................................          627,193      760,366
                                                                                                -------------- -------------
Commitments and contingencies (Note 8)
Shareholders' equity:
     Common stock,  $.01 par value,  249,823 shares  authorized,  120,031 shares issued and  outstanding in 1999 and 38,255 shares issued and outstanding in
        1998                                                                                            1,200          383
     Preferred stock, 177 shares authorized, none issued....................................             --           --
     Additional paid-in capital.............................................................          694,572      474,337
     Accumulated deficit....................................................................        (103,104)     (16,135)
     Less deferred compensation.............................................................            (102)        (560)
                                                                                                -------------- -------------
          Total shareholders' equity........................................................          592,566      458,025
                                                                                                -------------- --------------
          Total liabilities and shareholders' equity........................................    $   1,219,759  $ 1,218,391
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

                         HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                                       JUNE 30,                 JUNE 30,
                                                                              -------------------------------------------------
                                                                                  1999          1998       1999        1998
                                                                              -----------   ----------  ----------  -----------
Revenues:
     Room revenue............................................................ $    55,153   $   33,009  $  103,272  $  59,436
     Other revenue...........................................................       1,556          608       2,459      1,709
                                                                              ------------- ------------ ---------  ----------
          Total revenues.....................................................      56,709       33,617     105,731     61,145
                                                                              ------------- ------------ ---------  ----------
Operating expenses:
     Property operating expenses.............................................      26,589       13,325      49,696     25,198
     Corporate operating expenses............................................       8,758        5,512      18,245     10,411
     Special charge (Note 3).................................................      65,296         --        65,296       --
     Depreciation and amortization...........................................      10,318        7,472      20,315     13,859
                                                                              ------------- ------------ ---------  ----------
          Total operating expenses...........................................     110,961       26,309     153,552     49,468
                                                                              -------------- ------------ ---------  ----------

Operating (loss) income......................................................    (54,252)        7,308    (47,821)     11,677

Interest income..............................................................         202          215         356        504
Interest expense, net of capitalized interest................................    (13,958)      (4,148)    (25,274)    (7,119)
                                                                              ------------- ------------ ---------  ----------
                                                                              ------------- ------------ ---------  ----------
(Loss) earnings before income taxes and cumulative effect of
accounting                                                                       (68,008)        3,375    (72,739)      5,062
    change...................................................................
Provision for income taxes...................................................        --           --          --         --
                                                                              ------------- ------------ ---------  ----------
(Loss) earnings before cumulative effect of accounting change................    (68,008)        3,375    (72,739)      5,062
Cumulative effect of accounting change for organizational, pre-opening and
   start-up activities.......................................................        --           --      (14,230)       --
                                                                              ------------- ------------ ---------  ----------
Net (loss) earnings.......................................................... $  (68,008)   $    3,375  $ (86,969)  $   5,062
                                                                              ============= ============ ========= ===========



(Loss) earnings  per share:
Basic earnings (loss) before cumulative effect of accounting change.......... $    (0.99)   $     0.09  $   (1.36)  $    0.14
Cumulative effect of accounting change.......................................        --           --        (0.26)       --
                                                                              ------------- ------------ ---------  ----------
Basic (loss) earnings........................................................ $    (0.99)   $     0.09  $   (1.62)  $    0.14
                                                                              ============= ============ ========= ===========

Diluted (loss) earnings before cumulative effect of accounting change........ $    (0.99)   $     0.09  $   (1.36)  $    0.14
Cumulative effect of accounting change.......................................        --           --        (0.26)       --
                                                                              -------------- ------------ ---------  ----------
Diluted (loss) earnings...................................................... $    (0.99)   $     0.09  $   (1.62)  $    0.14
                                                                              ============= ============ ========= ===========









              The accompanying notes are an integral part of these
                        condensed financial statements.
                                       4

                         HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                SIX MONTHS
                                                                                              ENDED JUNE 30,
                                                                                       -------------------------------
                                                                                           1999             1998
                                                                                       -----------      ------------
Operating activities:
    Net (loss) earnings...........................................................     $   (86,969)     $      5,062
    Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
        Special charge write-offs and asset write-downs...........................           51,587              --
        Cumulative effect of accounting change....................................           14,230              --
        Depreciation and amortization.............................................           20,315           13,859
        Deferred compensation.....................................................            (276)              325
        Amortization of deferred loan costs.......................................            2,078            1,711
    Change in assets and liabilities:
        Increase in accounts receivable, net of change in allowance...............          (1,232)           (2,252)
        Decrease in funds held in escrow..........................................            1,701               --
        (Increase) decrease in other current assets...............................             (86)             1,447
        Increase in accrued real estate taxes.....................................            1,477               274
        Increase in accrued interest on convertible mortgage notes................               --               174
        (Decrease) increase in accrued payroll and related accrued expenses.......          (2,649)             1,685
                Increase in accrued special charge expenses.......................            9,768               --
        Increase in accounts payable and other accrued expenses...................            7,614               355
        Increase in due to affiliate..............................................              585               487
                                                                                       --------------   --------------
            Net cash provided by operating activities.............................           18,143            23,127
                                                                                       --------------   --------------

Investing activities:
        Investment in properties..................................................         (76,903)         (260,196)
        Decrease in deposits and pursuit costs....................................              695               821
        Increase in other assets..................................................          (1,367)           (1,804)
                                                                                        --------------   --------------
            Net cash used in investing activities.................................         (77,575)         (261,179)
                                                                                       --------------   --------------

Financing activities:
        Proceeds from lines of credit.............................................           41,920         181,272
        Payments on lines of credit...............................................        (200,000)         (100,000)
        Deferred loan costs for line of credit....................................          (3,657)           (3,135)
        Proceeds from convertible mortgage notes payable..........................             --             17,014
        Payments on mortgage notes payable........................................        (122,028)              --
        Sale of property and equipment, net.......................................          127,261              --
        Proceeds from sale of shares, net of expenses.............................          221,644         154,241
        Payments on capital lease obligation......................................          (2,364)              --
        Payments on other long-term liabilities...................................              (7)              (2)
        Repurchase of stock.......................................................            (107)              --
        Proceeds from principal payments on notes from officers..................                14              --
                                                                                       --------------   --------------
            Net cash provided by financing activities.............................           62,676          249,390
                                                                                       --------------   --------------

Net increase in cash and cash equivalents.........................................            3,244            11,338
Cash and cash equivalents, beginning of period....................................           12,144             2,974
                                                                                       --------------   --------------
Cash and cash equivalents, end of period..........................................           15,388     $      14,312
                                                                                       ==============   ==============

Non-cash investing and financing transactions:

        Increase in property and equipment, and development cost payable..........     $          --    $       3,417
                                                                                       ==============   ==============

        Increase in property and equipment, from capital lease....................     $    145,000     $          --
                                                                                       ==============   ==============

        Increase in property and equipment from capitalization of loan costs......     $          --    $       1,249
                                                                                       ==============   ==============


        Increase in trademark and intangibles arising from release of  shares in       $          --    $       2,253
          escrow
                                                                                       ==============   ==============
        Loan costs resulting from issuance of convertible mortgage debt...........     $          --    $       1,251
                                                                                       ==============   ==============





              The accompanying notes are an integral part of these
                        condensed financial statements.
                                       5

                         HOMESTEAD VILLAGE INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)

NOTE 1--GENERAL

   Principles of Financial Presentation

     The financial statements of Homestead Village Incorporated ("Homestead") as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of Homestead believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in Homestead's 1998 Annual Report on Form 10-K.

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements  contain  all  adjustments,   consisting  only  of  normal  recurring
adjustments, necessary for a fair presentation of Homestead's financial statements for the interim periods presented. The results of operations for the three and six-month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year.

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

   New Accounting Rules

     In April 1998, Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") was issued which requires that costs associated with organizational, pre-opening, and start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Through the end of 1998, Homestead capitalized costs associated with pre-opening and start-up activities and amortized such costs over a two-year period. Homestead has adopted SOP 98-5 beginning with its 1999 fiscal year and wrote off unamortized organizational, pre-opening and start-up costs of $14.2 million as a cumulative effect of adoption of an accounting standard in the first quarter 1999. No financial statement amounts were restated upon adoption of the new standard. Pre-opening and start-up activities costs which would have been expensed in the six month period ended June 30, 1998 if SOP 98-5 were applied on a pro forma basis total $6,379,000. Amortization expense for organizational, pre-opening and start-up costs recorded in the six month period ended June 30, 1998 was approximately $2,452,000.

     In June 1998, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued, establishing standards for the accounting and reporting for derivative instruments. The new rules, which become effective for Homestead on January 1, 2001, are not expected to have an impact on Homestead's financial position or results of operations. Homestead has not entered into any derivative financial instrument transactions.
                                       6

NOTE 2--PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                             JUNE 30,           DECEMBER 31,
                                                                               1999                 1998
                                                                          --------------        --------------
                                                                            (UNAUDITED)

            Operating properties:
               Owned properties:
                    Land                                                  $       183,532     $        191,694
                    Buildings and improvements...........................         598,616              645,235
                    Furniture, fixtures and equipment....................          84,661              108,446
               Properties under a capital lease..........................         145,000                  --
                                                                          ----------------    -----------------
                                                                                1,011,809              945,375
            Properties under construction................................          70,468              110,891
            Properties in planning (land owned for development)..........            --                126,054
            Land held for sale...........................................          96,563                4,332
                                                                          ----------------    -----------------
                      Total.............................................. $     1,178,840     $      1,186,652
                                                                          ================    =================


NOTE 3 - SPECIAL CHARGE

     In the second quarter of 1999, Homestead determined, based on its inability to obtain financing for development of sites beyond those already in construction, to further curtail its development program. As of the beginning of the second quarter, Homestead had substantial investments in ownership of land for development and in costs of pursuit of additional development sites. All land previously held for development is presently held for sale, all pursuits for acquisition of additional sites for development have been abandoned, and Homestead has reduced overhead costs and personnel to reflect a company with stabilized operations of 136 properties. Homestead recorded a special charge of $65.3 million in the second quarter of 1999 consisting of approximately $43.5 million for write-downs of the carrying cost of land held for sale to its estimated fair value less estimated costs to dispose, approximately $7.1 million of write-offs of costs of pursuits and loss of non-refundable earnest money deposits, approximately $5.5 million for closing of administrative offices and discontinuing new initiatives, and approximately $9.2 million for the costs of severance of personnel. Revisions to these estimates may be required based upon the ultimate sale of the properties.

     Carrying costs on the land sites, such as interest and property taxes, will be expensed until the sites are disposed of and will materially adversely affect earnings until disposal. The majority of the land sites are subject to the security interests of the lenders under the Working Capital Facilities (see "Note 4 - Debt) and any sale of the encumbered sites requires the consent of the lenders. Upon sale the proceeds will be used to repay the Working Capital Facilities.

     Payment of the final costs accrued for the special charge recorded in fourth quarter 1998 were made in second quarter 1999 and no additional liability remains.

NOTE 4--DEBT

   Credit Facilities

      On March 18, 1999 Homestead entered into amended and restated credit agreements to, among other things, extend the $150 million revolving line of credit facility secured by suburban properties and the $50 million line of credit facility secured by urban properties (together the "Working Capital Facilities") to December 31, 2000. The $150 million line was increased to $170 million total borrowing capacity, subject to collateral requirements, and the interest terms adjusted to be a margin of 2.0% to 3.0% over LIBOR or alternatively 1.0% to 2.0% over prime or 1.5% to 2.5% over the federal funds rate, with the margin dependent on the percentage of borrowings outstanding versus qualifying collateral. Future additional collateral under the $170 million line will be limited to suburban properties that are stabilized. The $50 million facility was adjusted to $30 million total borrowing capacity, subject to collateral, and the interest terms adjusted to 3.0% over LIBOR or alternatively 2.0% over prime or 2.5% over the federal funds rate.

     The amended and restated Working Capital Facilities require maintenance of the following financial covenants effective with first quarter 1999:

     - limiting total liabilities of no more than 55% of gross asset value, as defined;
     - limiting total indebtedness of no more than 50% of gross asset value, as defined;
     - maintaining a ratio of earnings before interest, taxes, depreciation and amortization, as defined, to interest expense ranging from 1.25 to
         1.0 for first quarter 1999 up to 1.90 to 1.0 by fourth quarter 2000;
     - maintaining a ratio of earnings before interest, taxes, depreciation and amortization, as defined, to debt service and preferred stock dividends ranging from 1.0 to 1.0 for first quarter 1999 to 1.25 to 1.0 by fourth quarter 2000;
     - maintaining a ratio of net property operating income to implied debt service, as defined, ranging from 1.4 to 1.0 for first quarter 1999 to 2.25 to 1.0 by fourth quarter 2000;
     - maintaining minimum tangible net worth, as defined, of no less than 85% of the year end 1998 amount, as defined, adjusted for net proceeds of equity offerings; and
     -   maintaining positive net sources and uses of funds.

     In addition, under the renewed Working Capital Facilities, distributions or dividends on equity are prohibited; total cost, as defined, of projects in development cannot exceed 25% of gross asset value, as defined, in 1999 or 15% in 2000; and Homestead's business activities will be limited to development, ownership and operation of extended stay hotels.

     As of June 30, 1999, Homestead has an outstanding balance of $199 million under the Working Capital Facilities, the full amount available under collateral requirements. Subsequent to quarter end, the Working Capital Facilities balance was paid down by $5.9 million with the net proceeds from the sale of an urban site.

     Homestead had an additional $200 million bank line of credit facility (the "Bridge Facility") which bore interest at the Eurodollar rate plus 1.25% or at a base rate of prime plus 0.25%. Proceeds from the consummation of the rights offering (Note 5) were used to repay the $200 million Bridge Facility on May 28, 1999. The bank's commitment under the Bridge Facility and the obligation of Security Capital Group Incorporated ("Security Capital") under its subscription agreement for $200 million of subordinated debentures of Homestead expired upon repayment of the facility.

     Homestead was in compliance with all covenants under its credit facilities as of June 30, 1999.

   Convertible Mortgage Notes Payable

     At June 30, 1999 Homestead owed convertible mortgage notes to Archstone Communities Trust ("Archstone"), an affiliate, in the principal amount of
$221,333,620. The notes are collateralized by mortgages on 54 Homestead properties with a historical cost of $360.8 million. The notes accrue interest at 9.0% on the principal amount and require interest only payments every six months on May 28 and November 28 of each year. The notes are due October 31, 2006, and are callable on or after May 28, 2001. The notes are convertible, at the option of the holder, into 21,191,262 shares of Homestead common stock (a conversion ratio equal to one share of common stock for every approximate $10.44 of principal amount outstanding). The conversion ratio was adjusted in accordance with the terms of the notes upon the issuance of shares in the May 1999 rights offering. Previously, the conversion ratio was $11.50 (19,246,402 shares). Deferred financing costs and the discount on the respective fundings have been fully amortized. No further funding commitment is available under the mortgage notes.

   Capital Lease Obligation

     On February 23, 1999, Homestead completed a sale and leaseback of 18 of the 26 Homestead properties collaterizing the $122 million mortgage note which was due June 1999. Hospitality Properties Trust purchased the properties for $145 million. Homestead will continue to operate the properties under a long-term lease through December 2015 and pay a minimum rent of approximately $16 million per year. Homestead posted a security deposit equal to one year's rent. The majority of the proceeds from the sale were used to repay the $122 million mortgage note and post the approximate $16 million security deposit.

     The lease is considered a capital lease for financial reporting purposes and thus the present value of the minimum lease payments discounted at approximately 9.8% has been recorded as an asset of $145,000,000, to be amortized over the lease term, and an obligation, which will be reduced over the term of the lease by allocating rent payments between interest expense and reduction of the lease obligation. The balance of the obligation at June 30, 1999 was $142,636,000.

     The lease also provides for two extension periods of 15 years each at the option of Homestead, requires payment of percentage rents beginning July 2000 based on increases in revenues over a base period, and requires a percentage of revenues be paid to a furniture, fixtures and equipment reserve to be used for capital expenditures.

   Interest

     The following summarizes Homestead's interest expense (in thousands):

                                                                THREE MONTH PERIOD ENDED       SIX MONTH PERIOD ENDED
                                                                       JUNE 30,                      JUNE 30,
                                                                ---------------------------  -----------------------------
                                                                   1999          1998            1999          1998
                                                               ------------ ------------    -------------- ---------------
    Lines of credit facilities.................................$      7,060  $     2,974    $       14,682 $     4,432
    Convertible mortgage notes.................................       5,035        8,352            10,015      15,989
    Mortgage note payable......................................        --            --              1,282         --
    Capital lease obligation...................................       3,499          --              4,906         --
    Other......................................................         188          197               381         394
                                                               ------------  -------------  --------------  -------------

        Total interest cost....................................      15,782       11,523            31,266      20,816
    Capitalized interest.......................................     (1,824)      (7,375)           (5,992)    (13,697)
                                                               ------------  -------------  --------------  -------------
        Net interest expense...................................$     13,958  $     4,148            25,274 $     7,119
                                                               ============  =============  ==============  =============

    Amortization of deferred financing costs included in
     interest cost.............................................$      1,084 $     1,234     $        2,078  $    1,711
                                                               ============  =============  ==============  =============

     The total interest paid in cash for the six month periods ended June 30, 1999 and 1998 was $29,371,000 and $17,054,000, respectively.


NOTE 5--SHAREHOLDERS' EQUITY

   Common Stock Rights Offering

     On May 28, 1999, Homestead completed a common stock rights offering with the sale of 81,818,181 shares for $225 million in gross proceeds ($2.75 per share). The securities issued in the rights offering had been registered under Homestead's existing $356,402,600 shelf registration. Security Capital purchased 77,749,220 shares in the rights offering at the same price paid by the public. Following the completion of the rights offering, Security Capital owns 87.0% of Homestead's outstanding common shares. Estimated net proceeds of $221.6 million were used to repay the $200 million Bridge Facility and accrued interest; payment of interest on the convertible mortgages, Working Capital Facilities, and other long-term liabilities; payment of construction in process costs; and to provide working capital for general corporate purposes. Security Capital's obligations under a subscription agreement which secured the Bridge Facility was terminated as a result of Security Capital's participation in the rights offering and the repayment of the Facility.

   Per Share Data

     Basic  earnings  (loss) per share is  calculated  by dividing  net earnings
(loss) available to common shareholders by weighted average common shares outstanding. Diluted earnings per share is equivalent to basic earnings per share unless dilution results from a calculation which divides adjusted earnings available to common shareholders by adjusted weighted average common shares outstanding. Adjusted earnings available for common shareholders adds back all net interest expense from convertible debt. Adjusted weighted average shares outstanding includes any dilutive effect of options using the treasury stock method and the dilutive effect of convertible debt. For the three and six month periods ended June 30, 1999 and 1998 convertible debt is not assumed to be converted and exercise of options is not assumed as the effects are anti-dilutive in a period of loss in 1999 and the effects were not dilutive in 1998.

     A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (loss) per share for the periods indicated follows (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                             ------------------------  -------------------------
                                                                 1999        1998          1999         1998
                                                                 ----        ----          ----         ----
     Net (loss) earnings attributable to common shares
       before cumulative effect of accounting change....      $ (68,008)   $   3,375    $ (72,739)   $    5,062
                                                             ============ ===========  ============ ============

     Weighted average shares outstanding - basic........         68,808       38,263        53,611       37,007
                                                             ============ ===========  ============ ============

     Net  (loss)  earnings  per share  before  cumulative
     effect of  accounting change:
     Basic..............................................      $  (0.99)    $    0.09    $   (1.36)   $     0.14
                                                             ============ ===========  ============ ============
     Diluted............................................      $  (0.99)    $    0.09    $   (1.36)   $     0.14
                                                             ============ ===========  ============ ============



NOTE 6--INCOME TAXES

     As a result of Security Capital's ownership in Homestead exceeding 80% after the closing of the May 1999 rights offering, Homestead's results, post rights offering, will be included in the federal income tax return of Security Capital. Security Capital may utilize tax operating losses generated by Homestead subsequent to May 1999. In order to utilize the net operating loss carryforwards generated by Homestead through May 1999, Homestead must generate future taxable income. To the extent Homestead's net operating loss carryforwards are so utilized on Security Capital's federal tax return, such loss carryforwards will not be available to Homestead in the future.

     Homestead has estimated tax net operating loss carryforwards of approximately $87 million, which expire $4.2 million in the year 2011, $24.8 million in the year 2012, $50 million in the year 2018, and $8 million in the year 2019.

     Homestead in its financial statements presents its provision for taxes as though Homestead filed a separate return. Deferred tax assets relate primarily to: (1) the difference in the carrying amount of deferred financing costs recognized at formation and in connection with subsequent fundings of convertible mortgage notes payable for financial reporting purposes and the amount recognized for tax purposes; (2) the difference in the carrying amount of the convertible mortgage notes and other liabilities for financial reporting purposes and the amount recognized for tax purposes; and (3) tax net operating loss. Deferred tax liabilities relate primarily to the difference in the carrying amount and the methods of depreciation of certain depreciable assets for financial reporting purposes and the amount recognized for tax purposes. A valuation allowance has been recognized to offset the net deferred tax assets, due to uncertainty of realization of those deferred tax assets in future years.


NOTE 7--ADMINISTRATIVE SERVICES AGREEMENT

     Homestead and Security Capital have an administrative services agreement (the "Administrative Services Agreement"), pursuant to which Security Capital provides Homestead with administrative services with respect to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable administration, internal audit, cash management, human resources, management information systems, tax and legal administration, facilities management, and payroll administration. Any arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. The Administrative Services Agreement, which expires December 31, 1999, is renewable for a one-year term, subject to approval by a majority of the independent members of the Homestead Board. Total administrative services fees for the six month periods ended June 30, 1999 and 1998 were $2,830,000 and $1,897,000, respectively.

     Homestead believes its relationship with Security Capital under this agreement provides it with certain advantages, including access to greater quality and depth of resources, in such areas as information systems, insurance, cash management and legal support provided at substantial economies of scale.


NOTE 8--COMMITMENTS AND CONTINGENCIES

   Legal Proceedings
     In second quarter 1999 Homestead recorded an expense and accrual of approximately $1.2 million for construction related claims. Otherwise Homestead is not a party to any litigation or claims, other than routine matters arising out of the ordinary course of business that are incidental to the development process and operation of the business of Homestead. Homestead does not believe that the results of all claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operation.

   Unfunded Development Commitments

     At June 30,  1999,  Homestead  had  approximately  $17  million of unfunded commitments for developments under construction. Homestead anticipates completing development of properties under construction utilizing cash on hand, proceeds from future sales, if any, of unencumbered land, and cash flow from operations.

   Finder's Agreement

     Homestead has a series of agreements with an unaffiliated person ("Finder") who developed the Homestead Village concept and has performed certain services. The agreements which expire February 5, 2043, provide for payments to Finder as follows: (i) $535,000 annually with respect to the four properties for which Finder assisted in the location, development and initial operations; (ii) an annual amount of $7,500 per property (subject to certain conditions as defined in the agreements) for assistance in site location with respect to the first 35 properties constructed (exclusive of the four properties referred to in (i) above and reduced by the 2 properties sold in February 1999 as described below);
(iii) 20% of the net proceeds as defined per the agreements, upon the sale of the four properties noted in (i) above to an unaffiliated third party; and (iv) 10% of the net proceeds as defined per the agreements, upon the sale of the additional 35 properties to an unaffiliated third party. The sale and leaseback of properties described in Note 4 included 2 properties subject to the terms described in (iv) above, resulting in a payment of approximately $68,000 to the Finder. Total payments under these agreements for amounts due under (i) and (ii) described above for the six month periods ended June 30, 1999 and 1998 were $356,000 and $367,000, respectively.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Homestead Village Incorporated:


     We have reviewed the accompanying condensed consolidated balance sheet of Homestead Village Incorporated (a Maryland corporation) and subsidiaries as of June 30, 1999 and the related condensed consolidated statements of operations for the three and six-month periods ended June 30, 1999 and 1998 and the related condensed consolidated statement of cash flows for the six month period ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Homestead Village Incorporated and subsidiaries as of December 31, 1998 (not presented herein), and, in our report dated February 4, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                               ARTHUR ANDERSEN LLP

Atlanta, Georgia
July 22, 1999

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


OVERVIEW

     Homestead's overall results of operations and financial position have been significantly influenced by its development program and the financing activities required to support it. The tightening of capital markets for real estate operating companies and lodging companies which began in 1998 and continues in 1999 has had an adverse effect on Homestead's ability to continue its high growth program of acquisition of land sites and construction of properties. In October 1998, Homestead reorganized its development effort and recorded $7.24 million of special charges. Such charges primarily related to the severance of certain development personnel and abandonment of certain pursuits of development sites due to the limited availability of additional funds for development.

     In the second quarter of 1999, Homestead determined, based on its inability to obtain financing for development beyond those properties already in construction, to further curtail its development program. As of the beginning of the second quarter of 1999, Homestead had substantial investments in ownership of land for development as well as in pursuit costs for additional development sites. All land previously held for development is presently held for sale, all pursuits for acquisition of additional sites for development have been abandoned, and Homestead has reduced overhead costs and personnel to reflect a company with stabilized operations of 136 properties. A special charge was recorded in the second quarter of 1999 of $65.3 million for write-downs of land to be held for sale, write-offs of costs of pursuits, and the costs of severance of personnel.

     The majority of the special charge relates to the write-downs on land held for sale approximating $43.5 million. Substantial effort and costs were incurred in the planning stage for design, engineering, and architectural work and capitalization of carrying costs, all of which the company expects to be lost upon sale of the sites.

     Carrying costs on the land sites, such as interest and property taxes, will be expensed until the sites are disposed of and will materially adversely affect earnings until disposal. The majority of the land sites are encumbered by the Working Capital Facilities and upon sale will require use of the proceeds to repay the Working Capital Facilities.

     Write-offs of pursuit costs and non-refundable earnest money deposits approximate $7.1 million, severance costs approximate $9.2 million and other costs such as closings of offices, overhead reductions and discontinuance of new investment limitations approximate $5.5 million.

     As of June 30, 1999, Homestead had 129 Homestead Village properties in operation representing in the aggregate 17,294 rooms in 38 cities. Homestead had

7 Homestead Village properties under construction totaling 881 rooms within five of these cities, of which all 7 properties are scheduled to open by the end of the third quarter 1999.

     Homestead's operating results are substantially influenced by (i) the demand for and supply of extended stay lodging in Homestead's markets and submarkets, (ii) occupancy and average weekly rate, (iii) the effectiveness of property level operations, (iv) the pace and cost at which Homestead can complete the development of the remaining properties under construction, and (v) the timing and amounts of proceeds Homestead can generate from sales of land to repay indebtedness. Capital and credit market conditions which affect Homestead's access to credit markets and cost of capital will influence future operating results.

     As of June 30, 1999, Homestead had approximately $570.9 million of indebtedness outstanding, consisting of $199.0 million due on its long-term bank lines of credit, $221.3 million due on a convertible mortgage note, $142.6 million due under a capital lease agreement and $7.9 million due on other long-term obligations. During the six months ended June 30, 1999, Homestead reduced its short-term debt from $479.1 million at December 31, 1998 to $3.7 at June 30, 1999. Homestead refinanced its short-term debt as follows:

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

      On March 18, 1999, Homestead renewed its Working Capital Facilities with an extension of the maturity date to December 31, 2000.

      On May 28, 1999, Homestead completed a $225 million common stock rights offering of which $200 million was used to pay off the Bridge Facility.

     With the accomplishment of these reductions of short-term debt and the decision to cease additional development efforts, Homestead is focusing on generation of cash from sales of land to be used to retire debt and on operation of a company with stabilized operations of 136 properties.

RESULTS OF OPERATIONS

   Six-Months Ended June 30, 1999 and 1998

     Net (loss) earnings, for the six months ended June 30, 1999 and 1998 were ($87.0) million and $5.1 million, respectively. The net loss for the six month period ended June 30, 1999 includes a (i) cumulative effect of an accounting change of $14.2 million relating to Homestead's adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" beginning with its 1999 fiscal year and (ii) incurrence of a special charge of $65.3 million, primarily relating to the write-downs on land held for sale. Exclusive of the effect of the special charge, net loss before the cumulative effect decreased $12.5 million from the $5.1 million net earnings for the six months ended June 30, 1998. The decrease is primarily attributable to an increase in interest expense of $18.2 million offset by $5.8 million net increase in other items of operating income discussed in the following.

   Property Operations

     For analysis purposes Homestead categorizes its operating properties as either "stabilized" or "pre-stabilized." For purposes of this report, the term "stabilized" means those properties which obtained 80% occupancy for a one-week period or have been opened for 24 weeks and "pre-stabilized" means all other operating properties. Homestead also categorizes its operating properties as "comparable," "noncomparable," or "new opening." "Comparable" means a property open throughout both periods of comparison, "noncomparable" means a property open for only a portion of the prior period of comparison, and "new opening" means a property opened in the most recent period.

     Whether considering the entire operating property portfolio or its categories, Homestead's first half 1999 property-level revenue performance compared to the same period of 1998 is characterized by higher weekly rates offset by lower occupancy levels. The occupancy decreases are attributable to
(i) competition in markets characterized by an oversupply of extended stay hotels (predominantly in the Southwest), (ii) the effect on occupancy due to rate increases at Homestead versus competitor rate levels (experienced in the portfolio generally), and (iii) the first quarter effect of the seasonal downturn as Homestead has increased its number of properties located in the northeast and midwest as compared to prior years (affecting noncomparable properties and pre-stabilized properties).

     The following table sets forth certain information for Homestead's total operating property portfolio for the periods indicated:

                                                              THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                     ----------------------------------     ------------------------------
                                                          1999         1998      CHANGE       1999        1998      CHANGE
                                                         ----         ----      ------       ----        ----      ------
Weekly RevPAR(1).....................................    $250         $217       15.2%       $236        $210       12.4%
Average Weekly Rate(2)...............................    $352         $302       16.6%       $352        $293       20.1%
Occupancy.........                                       70.9%        72.0%      (1.1)       66.9%       71.6%      (4.7)
Number of Operating Properties at Period End.........     129          93        38.7%        129         93        38.7%
Property Operating Income Margin.....................    52.8%        60.4%      (7.6)       52.8%       58.4%      (5.6)
----------


(1) Weekly revenue per available room ("RevPAR") is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.

(2) Average weekly rate is determined by dividing room revenue by the number of guest room days occupied for the period and multiplying by seven.

     Homestead's 36 property openings from the end of the second quarter of 1998 through the end of the second quarter of 1999 were the predominant reason for the room revenue increase of $43.8 million (73.8%) for the six months ended June 30, 1999 as compared to the same period in 1998. Total property operating expenses increased $24.5 million (97.2%) for the six months ended June 30, 1999 over 1998. The increase is due primarily to the increase in the number of operating properties as noted above and secondarily due to increased expenses for additional services such as longer operating hours and travel agent commissions.

     Beginning in the latter part of second quarter 1999, management of Homestead reduced room rates in selected markets to improve occupancy. Compared to second quarter average occupancy of 70.9% for the total portfolio, occupancy for July 1999 was 74.2%, which also compares favorably with July 1998 total occupancy of 73.4%. Management is also presently reviewing property level expenses in areas such as the number of new operating programs, extended operating hours, job definitions and scheduling of personnel in order to improve the property operating income margin.

   Same-Store Properties

     Homestead had 64 properties which were stabilized and operating throughout both six month periods ended June 30, 1999 and 1998 ("same-store" properties). Twenty-three such properties are located in the Southwest in Texas markets. RevPAR for the six months ended June 30, 1999 for these 64 same store properties remained at $222 versus the same period in 1998. The unchanged RevPAR was due to a decrease in occupancy to 70.6% for the six month period ended June 30, 1999 from 76.9% for the same period in 1998, offset in part by an increase in the average weekly rate of $26 (9.0%) for the six months ended June 30, 1999 as compared to the same period in 1998. The decrease in occupancy is a result of competition in the Southwestern markets which are characterized by over supply and to some extent Homestead rates versus the rate levels of competitors. The unchanged RevPAR, and increases in property expenses primarily for payroll, housekeeping, security, and property administrative costs (primarily related to increasing services such as longer office hours), resulted in the same-store property operating income margin decreasing to 54.3% in 1999 from 59.7% in 1998.

   Stabilized Properties Operations

     RevPAR for the 115 stabilized properties for the six months ended June 30, 1999 increased to $235 from $222 for the 64 stabilized properties for the same period in 1998. Average weekly rates for stabilized properties increased to $346 in 1999 from $288 in 1998 (an increase of 20.1%) but was offset by the decline of occupancy to 68.0% for 1999 from 76.9% for 1998. Property operating income margin for stabilized properties decreased to 55.2% in 1999 from 59.7% in 1998 due to increased property expenses as described above for the same-store properties.

   Corporate Operating Expenses

     Corporate operating expenses increased $7.8 million for the six month period ended June 30, 1999 as compared to the same period in 1998. The increase is primarily attributed to increases of approximately $2.4 million in marketing and sales expense, $1.5 million in incremental development overhead expenses which were not capitalized due to declining development activity in the six months ended June 30, 1999, loss provision for construction related claims of approximately $1.2 million, and approximately $0.9 million in administrative services related to the increased size of Homestead.

   Depreciation and Amortization

     Depreciation and amortization increased $6.5 million for the six months ended June 30, 1999 as compared to the same period in 1998 due to the increased number of properties operating for the six month period ended June 30, 1999 as compared to the same period in 1998. Depreciation of the cost of properties and improvements is provided using the straight-line method over the estimated useful lives of the assets. Amortization of the trademark and other intangibles is calculated on a straight-line basis over a period of 20 years.

   Interest Income

     Interest income of $356,000 for the six months ended June 30, 1999 was a result of interest earned from investment of excess cash on hand.

   Interest Expense

     The following summarizes Homestead's interest expense (in thousands):

                                                                      THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                           JUNE 30,                    JUNE 30,
                                                                   -------------------------  -----------------------------
                                                                       1999          1998          1999          1998
                                                                  ------------   -----------  ------------- --------------
    Lines of credit facilities....................................$      7,060   $     2,974  $      14,682 $       4,432
    Convertible mortgage notes....................................       5,035         8,352         10,015        15,989
    Mortgage note payable.........................................         --            --           1,282           --
    Capital lease obligation......................................       3,499           --           4,906           --
    Other.........................................................         188           197            381           394
                                                                  ---------------------------------------------------------
        Total interest cost.......................................      15,782        11,523         31,266        20,816
    Capitalized interest..........................................       (1,824)       (7,375)       (5,992)      (13,697)
                                                                  ---------------------------------------------------------
        Net interest expense......................................$     13,958   $     4,148  $      25,274  $      7,119
                                                                  =============  ===========  =============  ==============
    Amortization of deferred financing costs included in interest
     cost........................................................ $      1,084   $     1,234  $       2,078  $      1,711
                                                                  =============  ===========  =============  ==============


     Interest expense on line of credit borrowings increased $10.2 million for the six months ended June 30, 1999 as compared to the same period in 1998 due primarily to a higher average outstanding balance ($350.2 million in 1999 compared to $79.2 million in 1998).

     Interest expense on the convertible mortgages decreased $6.0 million for the six months ended June 30, 1999 as compared to the same period in 1998 as a result of the early extinguishment of $98 million of Homestead convertible mortgage notes in the third quarter 1998. Homestead incurred $1.3 million in interest expense for the six months ended June 30, 1999 relating to the mortgage note which funded the extinguishment. On February 23, 1999, this mortgage note was repaid with proceeds from the sale of properties discussed in Note 4 to the financial statements. Homestead incurred $4.9 million in interest expense in the six months ended June 30, 1999 as a result of the leaseback of such properties under a capital lease.

     Interest expense recognized on borrowings is offset by interest capitalized with respect to Homestead's development activities. Capitalized interest levels are reflective of Homestead's cost of funds and the level of development activity. Capitalized interest decreased by $7.7 million for the six months ended June 30, 1999 as compared to the same period in 1998 due to less development activity during the first six months of 1999 as compared to 1998.


LIQUIDITY AND CAPITAL RESOURCES

   Investing and Financing Activities

     On May 28, 1999, Homestead completed a common stock rights offering with the sale of 81,818,181 shares for $225 million in gross proceeds ($2.75 per share). The securities issued in the rights offering had been registered under Homestead's existing $356,402,600 shelf registration. Security Capital purchased 77,749,220 shares in the rights offering at the same price paid by the public. Following the completion of the rights offering, Security Capital owns 87.0% of Homestead's outstanding common shares. Estimated net proceeds of $221.6 million were used to repay the $200 million Bridge Facility and accrued interest; payment of interest on the convertible mortgages, Working Capital Facilities, and other long-term liabilities; payment of construction in process costs; and to provide working capital for general corporate purposes. Security Capital's obligations under a subscription agreement which secured the Bridge Facility was terminated as a result of Security capital's participation in the rights offering and the repayment of the Facility.

     During the six month periods ended June 30, 1999 and 1998, Homestead invested $76.9 million and $260.2 million, respectively in properties. The amounts invested in the six months ended June 30, 1999 were financed primarily from proceeds from borrowings under the Working Capital Facilities. The amounts invested in the six months ended June 30, 1998 were financed primarily from borrowings under the lines of credit and proceeds from the January 1998 rights offering.

     During the first six months of 1999, Homestead reduced its short-term debt from $479.1 million at December 31, 1998 to $3.7 million at June 30, 1999. Homestead reduced its short-term debt by (i) paying off the $122.0 million mortgage note due June 1999 with proceeds received from the sale and leaseback of properties (ii) paying off the $200 million Bridge Facility with proceeds received from the rights offering, and (iii) amending its Working Capital Facilities to, among other things, extend the maturity date to December 31, 2000.

     With the decision to cease development of all land sites owned, other than those already in construction, and to cease pursuit of acquisition of additional sites for development, Homestead's needs for financing are drastically reduced. Future funding needs are expected to be primarily for the completion of the properties in construction, funding of the severance of personnel, and debt service.

     Homestead had at June 30, 1999 unfunded commitments for properties in construction of approximately $17 million.

      Homestead believes it will have adequate cash resources from cash on hand and cash flow from operations to fund its needs for debt service, payment of severances, and completion of properties in construction. In addition Homestead may generate cash inflows by the sale of unencumbered land sites, but no assurance can be given that such sales will occur or provide significant net proceeds. While Homestead believes it will continue to generate positive cash flow from operation of its properties, there can be no assurance of generation of cash from future operations due to the risks of operation of lodging properties including competitive pressures, rates, occupancies, and costs of operation. Additionally, Homestead's ability to meet its obligations could be adversely affected by incurrence of unexpected construction costs for those properties not yet open and by increases in interest rates.

   Operating Activities

     Net cash flow provided by operating activities decreased by $5.0 million for the six months ended June 30, 1999 as compared to 1998. The decrease is due primarily to an increase in corporate expenses, special charge expenses and interest during the six months ended June 30, 1999 as compared to the same period in 1998 offset in part by additional cash from operations provided from the growth in the number of operating properties as described under "Results of Operations."


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

     Homestead's critical non-information technology systems have been inventoried and have been assessed for Year 2000 compliance by contacting the vendors of the systems. All non-information technology systems are in compliance.

     Homestead has surveyed its financial institutions and major vendors to determine the extent to which Homestead is vulnerable to failure by those institutions and vendors to make their systems Year 2000 compliant. Homestead has received responses indicating these institutions and vendors are either Year 2000 compliant or have plans in place to be compliant by year end. Homestead's most reasonably likely worst case scenario is the failure on the part of these entities to be or become Year 2000 compliant which could result in disruption in Homestead's cash receipt and disbursement functions, utilities and the failure of reservation systems. Homestead management does not believe that the company faces a material adverse financial impact from Year 2000 problems in the most likely worst case scenario.

     Homestead will complete by November 1999 a contingency plan to deal with unforeseen problems caused directly or indirectly by Year 2000 issues. The plan will address temporary procedures required due to failures in internal systems or by service providers due to Year 2000 issues.

     Homestead's historical costs for addressing the Year 2000 issue are not material and management does not anticipate that its future costs associated with the Year 2000 issue will be material. Third-party costs and software upgrades or replacements for Year 2000 issues are not expected to exceed $50,000. Homestead does not separately track the internal costs incurred for Year 2000 compliance issues. Such costs are principally the related payroll costs of its information technology group. Although the cost of recently replacing Homestead's key information technology systems was substantial, the replacements were made to improve operational efficiency and were not accelerated due to the Year 2000 issue. Homestead has not delayed any material projects as a result of the Year 2000 issue. Funds expended to address Year 2000 issues have been made from operating cash flow.

     There can be no assurances that Year 2000 remediation by Homestead or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on Homestead, its business and its financial condition.

Homestead cannot predict the actual effects to it of the Year 2000 problem, which depends on numerous uncertainties, many of which are outside its control, such as: (i) whether significant third parties properly and timely address the Year 2000 issue; and (ii) whether broad-based or systemic economic failures may occur. Failures could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or disruption of hotel reservations made on centralized reservation systems and errors or failures in financial transactions or payment processing systems such as credit cards. Homestead's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 issue and management believes that the possibility of significant interruptions of normal operations should be reduced.
Homestead will continue to monitor these issues through its Year 2000 compliance program.


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

     The table below provides information about Homestead's financial instruments that are sensitive to changes in interest rates, including estimated fair values for Homestead's interest rate sensitive liabilities as of June 30, 1999. As the table incorporates only those exposures that exist as of June 30, 1999, it does not consider exposures which could arise after that date. Moreover, because there were no firm commitments to actually sell the obligations at fair value as of June 30, 1999, the information presented has limited predictive value. As a result, Homestead's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during a future period and prevailing interest rates. Dollar amounts in the following table are in thousands.

                                                          EXPECTED MATURITY/PRINCIPAL REPAYMENT DECEMBER 31,
                                        Nominal
                                       Interest                                                              Total       Fair
                                         Rate     1999 (2)     2000     2001    2002    2003    Thereafter  Balance    Value(3)
                                         ----     --------     ----     ----    ----    ----    ----------  -------    --------


Interest-Sensitive Liabilities:
   Lines of Credit Facilities - variable
   rate (1).............................   8.32%  $      --  $199,000  $   --  $   --  $  --    $      --   $199,000  $  199,000
Convertible Mortgage Notes - fixed rate..  9.00%  $      --  $    --   $   --  $   --  $  --    $  221,334  $221,334  $  218,363
Capital Lease Obligation - fixed rate....   9.8%  $   2,006  $  3,821  $4,213  $4,647  $5,124   $  122,825  $142,636  $  142,636
Other Long-Term Obligation - fixed rate..  9.74%  $       3  $     13  $   14  $   16  $   17   $   7,853   $  7,916  $    7,907


    (1) On March 18, 1999, Homestead obtained an extension and amendment of its Working Capital Facilities to a December 31, 2000 due date. The Working Capital Facilities interest terms were amended resulting in the borrowings under the lines, based on the present borrowings to collateral leverage ratio, bearing interest at 3% over LIBOR.

    (2) Amounts represent expected maturities and principal repayment for the six months remaining for 1999.

    (3) The estimated fair value of obligations extending beyond a one-year maturity as of June 30, 1999 were calculated by discounting the stream of cash payments of each obligation using a rate which, in management's judgement, represents an interest rate obtainable by Homestead as of June 30, 1999 on a similar instrument.


                            PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders held on June 23, 1999 Shareholders elected the following Class I and Class II Directors to office:

                                     Shares in Favor          Shares Withheld
                                     ---------------          ---------------
Class I:
         C. Ronald Blankenship        110,617,733                149,263
         Eugene B. Vesell             110,631,477                135,519

Class II:
         John P. Frazee               110,632,177                134,819
         John C. Schweitzer           110,632,212                134,784

         In addition, shareholders approved adoption of Homestead's 1999 Long-term Incentive Plan with 109,180,469 shares in favor and 1,586,527 shares withheld.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


     (a)          Exhibits:

10.1 Administrative Services Agreement dated January 1, 1999 between Homestead Village Incorporated and SCGroup Incorporated
10.2 Separation Agreement and General Release between Robert C. Aldworth and Homestead
10.3 Separation Agreement and General Release between Michael D. Cryan and Homestead
10.4 Separation Agreement and General Release between Robert J. Morse and Homestead
10.5     Change in Control Agreement between David C. Dressler, Jr. and
         Homestead
10.6     Change in Control Agreement between Gary A. DeLapp and Homestead

15       Letter regarding unaudited interim financial information

27       Financial Data Schedules

     (b)           Reports on Form 8-K.

                      Date              Items Reported   Financial Statements
                 April 5, 1999          Item 5, Item 7           No
                  May 3, 1999           Item 5, Item 7           No
                  May 4, 1999           Item 5, Item 7           No
                  May 12, 1999          Item 5, Item 7           No

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


Date:  August 13, 1999