Form 10-Q
period 1999-09-30
HOMESTEAD VILLAGE INC
filed 1999-11-12
CIK 1013256

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

        X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

The number of shares outstanding of the Registrant's common stock as of November 10, 1999 was 120,031,477.
================================================================================

                         HOMESTEAD VILLAGE INCORPORATED
                                TABLE OF CONTENTS

                                                                                                             NUMBER
                                                                                                              PAGE
                                                                                                           -----------
PART I.          Condensed Financial Information

       Item 1.   Financial Statements

                 Condensed Balance Sheets (unaudited) - September 30, 1999 and December 31, 1998...........     3

                 Condensed Statements of Operations (unaudited) - Three and Nine-month Periods Ended            4
                 September 30, 1999 and 1998...............................................................

                 Condensed Statements of Cash Flows (unaudited) - Nine-month Periods Ended September 30,        5
                 1999 and 1998.............................................................................

                 Notes to Condensed Financial Statements (unaudited).......................................     6

                 Report of Independent Public Accountants..................................................     13

       Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....     14

       Item 3.   Quantitative and Qualitative Disclosures About Market Risk................................     20

PART II.         Other Information

       Item 6.   Exhibits and Reports on Form 8-K.........................................................      22



                         HOMESTEAD VILLAGE INCORPORATED

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                            ASSETS                                              SEPTEMBER 30,    DECEMBER
                                                                                                     1999        31, 1998
                                                                                                -------------- -------------
Current assets:
     Cash and cash equivalents .............................................................    $      23,412  $    12,144
     Accounts receivable, net of allowance of $604 in 1999 and $269 in 1998.................            7,010        5,910
     Funds held in escrow...................................................................             --          1,701
     Other current assets...................................................................              929        1,132
                                                                                                -------------- -------------
          Total current assets..............................................................           31,351       20,887
                                                                                                -------------- -------------
Property and equipment......................................................................        1,176,841    1,186,652
Less accumulated depreciation...............................................................         (61,776)     (48,783)
                                                                                                -------------- -------------
Net investment in property and equipment....................................................        1,115,065    1,137,869
                                                                                                -------------- -------------
Deposits and pursuit costs, including $3,399 of funds with title companies for property
   acquisitions in 1998.....................................................................             --          7,830
Deferred loan costs, net of accumulated amortization of $36,529 in 1999 and $34,002 in
     1998                                                                                               2,278        1,063
Trademark and intangibles, net of accumulated amortization of $6,052 in 1999 and $4,190
   in 1998                                                                                             42,416       44,279
Other assets ...............................................................................           23,031        6,463
                                                                                                -------------- -------------
   Total assets.............................................................................    $   1,214,141  $ 1,218,391
                                                                                                ============== =============

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Lines of credit........................................................................    $        --    $   357,080
     Capital lease obligation, current......................................................            3,744         --
     Mortgage note payable..................................................................             --        122,028
     Development costs payable, of which retainage is $4,315 in 1999 and $16,558 in
        1998                                                                                            4,315       24,330
     Due to affiliate.......................................................................              588          335
     Accrued interest payable to affiliate..................................................            6,972        1,882
     Accrued real estate taxes..............................................................            9,539        5,681
     Accrued payroll and related accrued expenses...........................................            7,293        7,969
     Accrued special charge expenses........................................................            8,687        1,528
     Accounts payable and other accrued expenses............................................           13,769       10,135
                                                                                                -------------- -------------
          Total current liabilities.........................................................           54,907      530,968
Lines of credit.............................................................................          193,050         --
Capital lease obligation, noncurrent........................................................          138,012         --
Convertible mortgage notes payable to affiliate.............................................          221,334      221,334
Other long-term liabilities.................................................................            7,903        8,064
                                                                                                -------------- -------------
          Total liabilities.................................................................          615,206      760,366
                                                                                                -------------- -------------
Commitments and contingencies (Note 8)
Shareholders' equity:
     Common stock,  $.01 par value,  249,823 shares  authorized,  120,031 shares issued and  outstanding in 1999 and 38,255 shares issued and outstanding in
        1998                                                                                            1,200          383
     Preferred stock, 177 shares authorized, none issued....................................             --           --
     Additional paid-in capital.............................................................          694,822      474,337
     Accumulated deficit....................................................................         (97,004)     (16,135)
     Less deferred compensation.............................................................             (83)        (560)
                                                                                                -------------- -------------
          Total shareholders' equity........................................................          598,935      458,025
                                                                                                -------------- -------------
          Total liabilities and shareholders' equity........................................    $   1,214,141  $ 1,218,391
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

                         HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,           SEPTEMBER 30,
                                                                                     -----------------------------------------------
                                                                                         1999         1998       1999        1998
                                                                                     -----------  ----------  ----------  ----------
     Room revenue............................................................        $    60,440  $   38,345  $  163,712  $  97,781
     Other revenue...........................................................                968         638       1,644      1,566
                                                                                     -----------  ----------  ----------  ----------
          Total revenues.....................................................             61,408      38,983     165,356     99,347
                                                                                      -----------  ----------  ----------  ---------

Operating expenses:
     Property operating expenses.............................................             24,267      15,326      71,758     39,667
     Corporate operating expenses............................................              7,580       6,959      26,247     17,446
     Special charge (Note 3).................................................               --          --        65,296       --
     Depreciation and amortization...........................................             10,805       8,368      31,120     22,227
                                                                                     -----------  ----------  ----------  ----------
          Total operating expenses...........................................             42,652      30,653     194,421     79,340
                                                                                      -----------  ----------  ----------  ---------

Operating (loss) income......................................................             18,756       8,330    (29,065)     20,007

Interest income..............................................................                247         203         603        707
Interest expense, net of capitalized interest................................            (12,903)     (6,679)    (38,178)   (13,798)
                                                                                     -----------  ----------  ----------  ----------

(Loss) earnings before income taxes, extraordinary item and cumulative effect of
accounting change............................................................              6,100       1,854    (66,640)      6,916
Provision for income taxes...................................................               --          --          --         --
                                                                                     -----------  ----------  ----------  ----------
(Loss) earnings before extraordinary item and cumulative effect of accounting change       6,100       1,854    (66,640)      6,916
Extraordinary item - loss on early extinguishment of debt....................               --      (25,344)         --    (25,344)
                                                                                     -----------  ----------  ----------  ----------
(Loss) earnings before cumulative effect of accounting change................              6,100    (23,490)    (66,640)   (18,428)
Cumulative effect of accounting change for organizational, pre-opening and
   start-up activities.......................................................               --          --      (14,230)       --
                                                                                     -----------  ----------  ----------  ----------
Net (loss) earnings..........................................................        $     6,100  $ (23,490)  $ (80,870)  $(18,428)
                                                                                     ===========  ==========  ==========  ==========


(Loss) earnings  per share:
Basic earnings (loss) before extraordinary item and cumulative effect of accounting
change.......................................................................        $      0.05  $    0.05   $   (0.87)  $   0.19
Extraordinary item - loss on early extinguishment of debt....................               --        (0.66)        --       (0.68)
Cumulative effect of accounting change.......................................               --          --        (0.19)       --
                                                                                     -----------  ----------  ----------  ----------
Basic (loss) earnings........................................................        $      0.05  $   (0.61)  $   (1.06)  $(  0.49)
                                                                                     ===========  ==========  ==========  ==========

Diluted (loss) earnings before extraordinary item and cumulative effect of
accounting change............................................................        $      0.05  $     0.05  $   (0.87)  $    0.19
Extraordinary item - loss on early extinguishment of debt....................               --        (0.66)        --       (0.68)
Cumulative effect of accounting change.......................................               --          --        (0.19)       --
                                                                                     -----------  ----------  ----------  ----------
Diluted (loss) earnings......................................................        $      0.05  $   (0.61)  $   (1.06)  $(  0.49)
                                                                                     ===========  ==========  ==========  ==========








                   The accompanying notes are an integral part
                    of these condensed financial statements.
                                       4

                         HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                NINE MONTHS
                                                                                            ENDED SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                           1999             1998
                                                                                       ------------      -----------
Operating activities:
    Net (loss) earnings...........................................................     $   (80,870)     $   (18,428)
    Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
        Special charge write-offs and asset write-downs...........................           51,587              --
        Extraordinary item - loss on early extinguishment of debt.................             --             25,344
        Cumulative effect of accounting change....................................           14,230              --
        Depreciation and amortization.............................................           31,120           22,227
        Deferred compensation.....................................................             (62)              510
        Amortization of deferred loan costs.......................................            2,527            2,665
    Change in assets and liabilities:
        Increase in accounts receivable, net of change in allowance...............          (1,100)           (3,294)
        Decrease in funds held in escrow..........................................            1,701               --
        Decrease (increase)  in other current assets..............................              203           (4,421)
        Increase in accrued real estate taxes.....................................            3,858             3,246
        Increase in accrued interest on convertible mortgage notes................            5,090             4,432
        (Decrease) increase in accrued payroll and related accrued expenses.......             (676)            2,484
                Increase in accrued special charge expenses.......................            7,159               --
        Increase in accounts payable and other accrued expenses...................            3,634             5,139
        Increase in due to affiliate..............................................              253               206
                                                                                       --------------   --------------
            Net cash provided by operating activities.............................           38,654            40,110
                                                                                       --------------   --------------

Investing activities:
        Investment in properties..................................................         (88,715)         (393,185)
        Proceeds from sale of land................................................            6,346               --
        Decrease in deposits and pursuit costs....................................              695             1,670
        Increase in other assets..................................................          (1,527)           (1,207)
                                                                                       --------------   --------------
            Net cash used in investing activities.................................         (83,201)         (392,722)
                                                                                       --------------   --------------

Financing activities:
        Proceeds from lines of credit.............................................          41,920           325,772
        Payments on lines of credit...............................................        (205,950)         (130,000)
        Deferred loan costs for line of credit....................................          (3,742)           (3,281)
        Payments on mortgage notes payable........................................        (122,028)              --
        Sale of property and equipment, net.......................................         127,261               --
        Proceeds from sale of shares, net of expenses.............................         221,644           154,241
        Payments on capital lease obligation......................................          (3,244)              --
        Proceeds from convertible mortgage notes payable..........................             --             17,013
        Payment of convertible mortgage note payable..............................             --            (98,028)
        Proceeds from mortgage note payable.......................................             --            122,028
        Payment to extinguish debt................................................             --            (25,344)
        Payments on other long-term liabilities...................................              (9)               (3)
        Repurchase of stock.......................................................            (107)              --
        Proceeds from principal payments on notes from officers..................               70               --

                                                                                       --------------   --------------
            Net cash provided by financing activities.............................           55,815          362,398
                                                                                       --------------   --------------

Net increase in cash and cash equivalents.........................................           11,268             9,786
Cash and cash equivalents, beginning of period....................................           12,144             2,974
                                                                                       --------------   --------------
Cash and cash equivalents, end of period..........................................     $     23,412     $      12,760
                                                                                       ==============   ==============

Non-cash investing and financing transactions:

        Increase in property and equipment, and development cost payable..........     $          --    $       5,231
                                                                                       ==============   ==============

        Increase in property and equipment, from capital lease....................     $    145,000     $          --
                                                                                       ==============   ==============

        Increase in property and equipment from capitalization of loan costs......     $          --    $       1,249
                                                                                       ==============   ==============


        Increase in trademark and intangibles arising from release of  shares
         in escrow................................................................     $          --    $       2,253
                                                                                       ==============   ==============
        Loan costs resulting from issuance of convertible mortgage debt...........     $          --    $       1,251
                                                                                       ==============   ==============


              The accompanying notes are an integral part of these
                        condensed financial statements.
                                       5

                         HOMESTEAD VILLAGE INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

NOTE 1--GENERAL

   Principles of Financial Presentation

     The financial statements of Homestead Village Incorporated ("Homestead") as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of Homestead believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in Homestead's 1998 Annual Report on Form 10-K.

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements  contain  all  adjustments,   consisting  only  of  normal  recurring
adjustments, necessary for a fair presentation of Homestead's financial statements for the interim periods presented. The results of operations for the three and nine-month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the entire year.

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

   New Accounting Rules

     In April 1998, Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") was issued which requires that costs associated with organizational, pre-opening, and start-up activities be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. Through the end of 1998, Homestead capitalized costs associated with pre-opening and start-up activities and amortized such costs over a two-year period. Homestead has adopted SOP 98-5 beginning with its 1999 fiscal year and wrote off unamortized organizational, pre-opening and start-up activity costs of $14.2 million as a cumulative effect of adoption of an accounting standard in the first quarter 1999. No financial statement amounts were restated upon adoption of the new standard. Pre-opening and start-up activity costs which would have been expensed in the nine month period ended September 30, 1998 if SOP 98-5 were applied on a pro forma basis total $8,625,000. Amortization expense for organizational, pre-opening and start-up costs recorded in the nine month period ended September 30, 1998 was approximately $3,855,000.

     In June 1998, Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued, establishing standards for the accounting and reporting for derivative instruments. The new rules, which become effective for Homestead on January 1, 2001, are not expected to have a material impact on Homestead's financial position or results of operations.
                                       6

NOTE 2--PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                           SEPTEMBER 30,        DECEMBER 31,
                                                                                1999                1998
                                                                          -------------        -------------
                                                                            (UNAUDITED)

            Operating properties:
               Owned properties:
                    Land                                                  $       197,179     $        191,694
                    Buildings and improvements...........................         652,355              645,235
                    Furniture, fixtures and equipment....................          92,523              108,446
               Properties under a capital lease..........................         145,000                  --
                                                                          ----------------    -----------------
                                                                                1,087,057              945,375
            Properties under construction................................            --                110,891
            Properties in planning (land owned for development)..........            --                126,054
            Land held for sale...........................................          89,784                4,332
                                                                          ----------------    -----------------
                      Total.............................................. $     1,176,841     $      1,186,652
                                                                          ================    =================


     Land held for sale consists of 23 parcels at September 30, 1999. One parcel held for sale had been sold in third quarter 1999 and five parcels were sold subsequent to the end of the quarter. The six land sales resulted in net proceeds of $50.5 million of which $32.8 million has been used to repay outstanding balances on the lines of credit (see "Note 4 - Debt").

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

     The $8.7 million of accrued special charge expenses at September 30, 1999 consist primarily of $4.8 million of unpaid severance costs, $0.8 million of unpaid pursuit and development costs, and $3.1 million for ongoing costs of closed offices and discontinuing new initiatives. No changes in estimates of the special charge liability have been made.

     Carrying costs on the land sites, such as interest and property taxes, will be expensed until the sites are disposed of and will materially adversely affect earnings until disposal. The majority of the land sites are subject to the security interests of the lenders under the Working Capital Facilities (see "Note 4 - Debt") and any sale of the encumbered sites requires the consent of the lenders. Upon sale of encumbered sites the proceeds will be used to repay the Working Capital Facilities. Of the 24 land sites, one was sold in third quarter and five sold subsequent to the end of third quarter.

     Payment of the final costs accrued for the special charge recorded in fourth quarter 1998 were made in second quarter 1999 and no additional liability remains.


NOTE 4--DEBT

   Credit Facilities

      On March 18, 1999 Homestead entered into amended and restated credit agreements to, among other things, extend the $150 million revolving line of credit facility secured by suburban properties and the $50 million line of credit facility secured by urban properties (together the "Working Capital Facilities") to December 31, 2000, or in the case of the line secured by urban sites, to the dates of repayment of amounts borrowed under the line. The $150 million line was increased to $170 million total borrowing capacity, subject to collateral requirements, and the interest terms adjusted to be a margin of 2.0% to 3.0% over LIBOR or alternatively 1.0% to 2.0% over prime or 1.5% to 2.5% over the federal funds rate, with the margin dependent on the percentage of borrowings outstanding versus qualifying collateral. Future additional collateral under the $170 million line is limited to suburban properties that are stabilized. The $50 million facility was adjusted to $30 million total borrowing capacity, subject to collateral, and the interest terms adjusted to 3.0% over LIBOR or alternatively 2.0% over prime or 2.5% over the federal funds rate.

     The amended and restated Working Capital Facilities require maintenance of the following financial covenants effective with first quarter 1999:

-limiting  total  liabilities  of no more  than 55% of  gross  asset  value,  as defined;
-limiting  total  indebtedness  of no more  than 50% of gross  asset  value,  as defined;
-maintaining a ratio of earnings before interest, taxes, depreciation and amortization, as defined, to interest expense ranging from 1.25 to 1.0 for first quarter 1999 up to 1.90 to 1.0 by fourth quarter 2000;
-maintaining a ratio of earnings before interest, taxes, depreciation and amortization, as defined, to debt service and preferred stock dividends ranging from 1.0 to 1.0 for first quarter 1999 to 1.25 to 1.0 by fourth quarter 2000;
-maintaining a ratio of net property operating income to implied debt service, as defined, ranging from 1.4 to 1.0 for first quarter 1999 to 2.25 to 1.0 by fourth quarter 2000;
-maintaining minimum tangible net worth, as defined, of no less than 85% of the year end 1998 amount, as defined, adjusted for net proceeds of equity offerings;
-and maintaining positive net sources and uses of funds.

     In addition, under the renewed Working Capital Facilities, distributions or dividends on equity are prohibited; total cost, as defined, of projects in development cannot exceed 25% of gross asset value, as defined, in 1999 or 15% in 2000; and Homestead's business activities will be limited to development, ownership and operation of extended stay hotels.

     As of September 30, 1999, Homestead has an outstanding balance of $193.1 million under the Working Capital Facilities, the full amount available under collateral requirements, consisting of $170 million secured by suburban properties and suburban land held for sale and $23.1 million secured by urban land held for sale. Subsequent to quarter end, the Working Capital Facilities balance secured by suburban properties and land was reduced to $166.2 million and the facility secured by urban land was paid in full with the net proceeds from sales of land.

     Subsequent to the end of third quarter, Homestead entered into an interest rate cap agreement on $70,000,000 of the line of credit which capped this portion of the debt at an interest rate of 9.25% from November 15, 1999 through February 15, 2000.
Presently, the actual interest rate on the $70,000,000 is 8.4375%.

     Homestead had an additional $200 million bank line of credit facility (the "Bridge Facility") which bore interest at the Eurodollar rate plus 1.25% or at a base rate of prime plus 0.25%. Proceeds from the consummation of the rights offering (see "Note 5 - Shareholders Equity") were used to repay the $200 million Bridge Facility on May 28, 1999. The bank's commitment under the Bridge Facility and the obligation of Security Capital Group Incorporated ("Security Capital") under its subscription agreement for $200 million of subordinated debentures of Homestead expired upon repayment of the facility.

     Homestead was in compliance with all covenants under its credit facilities as of September 30, 1999.

   Convertible Mortgage Notes Payable

     At September 30, 1999 Homestead owed convertible mortgage notes to Archstone Communities Trust ("Archstone"), an affiliate, in the principal amount of $221,333,620. The notes are collateralized by mortgages on 54 Homestead properties with a historical cost of $358.8 million. The notes accrue interest at 9.0% on the principal amount and require interest only payments every six months on May 28 and November 28 of each year. The notes are due October 31, 2006, and are callable on or after May 28, 2001. The notes are convertible, at the option of the holder, into 21,191,262 shares of Homestead common stock (a conversion ratio equal to one share of common stock for every approximate $10.44 of principal amount outstanding). The conversion ratio was adjusted in accordance with the terms of the notes upon the issuance of shares in the May 1999 rights offering. Previously, the conversion ratio was $11.50 (19,246,402 shares). Deferred financing costs and the discount on the respective fundings have been fully amortized. No further funding commitment is available under the mortgage notes.

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

     The lease is considered a capital lease for financial reporting purposes and thus the present value of the minimum lease payments discounted at approximately 9.8% has been recorded as an asset of $145,000,000, to be amortized over the lease term, and an obligation, which will be reduced over the term of the lease by allocating rent payments between interest expense and reduction of the lease obligation. The balance of the obligation at September 30, 1999 was $141,756,000.

     The lease also provides for two extension periods of 15 years each at the option of Homestead, requires payment of percentage rents beginning July 2000 based on increases in revenues over a base period, and requires a percentage of revenues be paid to a furniture, fixtures and equipment reserve to be used for capital expenditures.

   Interest

     The following summarizes Homestead's interest expense (in thousands):

                                                                THREE MONTH PERIOD ENDED      NINE MONTH PERIOD ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                               ---------------------------  -----------------------------
                                                                   1999          1998            1999          1998
                                                               ------------  -----------    -------------- --------------
    Lines of credit facilities.................................$      4,594  $     5,742    $       19,276 $    10,174
    Convertible mortgage notes.................................       5,091        5,213            15,106      21,202
    Mortgage note payable......................................        --          2,021             1,282       2,021
    Capital lease obligation...................................       3,477         --               8,383        --
    Other......................................................         193          355               574         749
                                                               ------------  -----------    -------------- --------------

        Total interest cost....................................      13,355       13,331            44,621      34,146
    Capitalized interest.......................................       (451)      (6,652)           (6,443)    (20,348)
                                                               ------------  -----------    -------------- --------------
        Net interest expense...................................      12,904  $     6,679    $       38,178 $    13,798
                                                               ============  ===========    ============== ==============

    Amortization of deferred financing costs included in
interest cost..................................................$        449  $       954    $        2,527 $     2,665
                                                               ============  ===========    ============== ==============


     The total interest paid in cash for the nine month periods ended September 30, 1999 and 1998 was $36,976,000 and $24,100,000, respectively.

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

   Per Share Data

     Basic  earnings  (loss) per share is  calculated  by dividing  net earnings
(loss) available to common shareholders by weighted average common shares outstanding. Diluted earnings per share is equivalent to basic earnings per share unless dilution results from a calculation which divides adjusted earnings available to common shareholders by adjusted weighted average common shares outstanding. Adjusted earnings available for common shareholders adds back all net interest expense from convertible debt. Adjusted weighted average shares outstanding includes any dilutive effect of options using the treasury stock method and the dilutive effect of convertible debt. For the three and nine month periods ended September 30, 1999 and 1998 convertible debt is not assumed to be converted and exercise of options is not assumed as the effects are anti-dilutive in the nine month period of loss in 1999 and the effects were not dilutive in the three month period in 1999 and the three and nine month periods in 1998.

     A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (loss) per share for the periods indicated follows (in thousands, except per share amounts):

                                                                THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                  SEPTEMBER 30,              SEPTEMBER 30,
                                                             ------------------------  -------------------------
                                                                 1999        1998          1999         1998
                                                                 ----        ----          ----         ----
      Net (loss) earnings attributable to common shares
      before extraordinary item and cumulative effect
      of accounting change.............................      $    6,100   $   1,854    $ (66,640)   $    6,916
                                                             ============ ===========  ============ ============

      Weighted average shares outstanding - basic........        120,031      38,263        75,995       37,430
                                                             ============ ===========  ============ ============

     Net (loss)  earnings per share  before  extraordinary
     item and  cumulative effect of accounting change:
     Basic..............................................      $    0.05    $    0.05    $   (0.87)   $     0.19
                                                             ============ ===========  ============ ============
     Diluted............................................      $    0.05    $    0.05    $   (0.87)   $     0.19
                                                             ============ ===========  ============ ============



NOTE 6--INCOME TAXES

     As a result of Security Capital's ownership in Homestead exceeding 80% after the closing of the May 1999 rights offering, Homestead's results, post rights offering, will be included in the federal income tax return of Security Capital. Security Capital may utilize tax operating losses generated by Homestead subsequent to May 1999. In order for Security Capital to utilize the net operating loss carryforwards generated by Homestead through May 1999, Homestead must generate future taxable income. To the extent Homestead's net operating loss carryforwards are so utilized on Security Capital's federal tax return, such loss carryforwards will not be available to Homestead in the future.

     Homestead presents in its financial statements its provision for taxes as though Homestead filed a separate return. Deferred tax assets relate primarily to: (1) the difference in the carrying amount of deferred financing costs recognized at formation and in connection with subsequent fundings of convertible mortgage notes payable for financial reporting purposes and the amount recognized for tax purposes; (2) the difference in the carrying amount of the convertible mortgage notes and other liabilities for financial reporting purposes and the amount recognized for tax purposes; and (3) tax net operating loss. Deferred tax liabilities relate primarily to the difference in the carrying amount and the methods of depreciation of certain depreciable assets for financial reporting purposes and the amount recognized for tax purposes. A valuation allowance has been recognized to offset the net deferred tax assets, due to uncertainty of realization of those deferred tax assets in future years.


NOTE 7--ADMINISTRATIVE SERVICES AGREEMENT

     Homestead and Security Capital have an administrative services agreement (the "Administrative Services Agreement"), under which Security Capital provides Homestead with administrative services for certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable administration, internal audit, cash management, human resources, management information systems, tax and legal administration, facilities management, and payroll administration. Any arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. The Administrative Services Agreement, which expires December 31, 1999, is renewable for a one-year term, subject to approval by a majority of the independent members of the Homestead Board. Total administrative services fees for the nine month periods ended September 30, 1999 and 1998 were $4,092,000 and $3,084,000, respectively.

     Homestead believes its relationship with Security Capital under this agreement provides it with certain advantages, including access to greater quality and depth of resources, in such areas as information systems, insurance, cash management and legal support provided at substantial economies of scale.


NOTE 8--COMMITMENTS AND CONTINGENCIES

   Legal Proceedings

     In second quarter 1999 Homestead recorded an expense and accrual of approximately $1.2 million for construction related claims which were settled in third quarter 1999 for approximately $756,000, including legal costs. The expense difference of approximately $435,000 was reversed in third quarter 1999 as a reduction to corporate operating expenses.

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

   Unfunded Development Commitments

     At September 30, 1999, Homestead had approximately $4.3 million of unfunded commitments resulting from retainage payable on recently completed developments. Homestead anticipates that the retainage will be paid by utilizing cash on hand and cash flow from operations.

   Finder's Agreement

     Homestead had a series of agreements with an unaffiliated person ("Finder") who developed the Homestead Village concept and performed certain services. The agreements extended through February 5, 2043 and provided for payments to Finder as follows: (i) $535,000 annually with respect to the four properties for which Finder assisted in the location, development and initial operations; (ii) an annual amount of $7,500 per property (subject to certain conditions as defined in the agreements) for assistance in site location with respect to the first 35 properties constructed (exclusive of the four properties referred to in (i)
                                       11
above and reduced by the 2 properties sold in February 1999 as described below);
(iii) 20% of the net proceeds as defined per the agreements, upon the sale of the four properties noted in (i) above to an unaffiliated third party; and (iv) 10% of the net proceeds as defined per the agreements, upon the sale of the additional 35 properties to an unaffiliated third party. The sale and leaseback of properties described in Note 4 included 2 properties subject to the terms described in (iv) above, resulting in a payment of approximately $68,000 to the Finder. Total payments under these agreements for amounts due under (i) and (ii) described above for the nine month periods ended September 30, 1999 and 1998 were $551,000 and $553,000, respectively.

     On October 25, 1999, Homestead paid the Finder $2.3 million in full settlement of all amounts due under the agreements, including amounts owed for third quarter 1999, and the agreements and Homestead's obligation to pay any future amounts to Finder were terminated.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Homestead Village Incorporated:


     We have reviewed the accompanying condensed consolidated balance sheet of Homestead Village Incorporated (a Maryland corporation) and subsidiaries as of September 30, 1999 and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 1999 and 1998 and the related condensed consolidated statement of cash flows for the nine month period ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Atlanta, Georgia
October 28, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Homestead's 1998 Annual Report on Form 10-K (the "1998 Form 10-K") as well as the financial statements and the notes thereto in Item 1 of this report. In addition to historical information, this discussion contains forward-looking statements under the federal securities laws. These statements are based on current expectations, estimates and projections about the industry and markets in which Homestead operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the important factors that could cause Homestead's actual results to differ materially from those expressed in the forward-looking statements are (i) changes in general economic conditions in its target markets that could adversely affect demand for Homestead's properties, (ii) the effects of increased or unexpected competition with respect to one or more properties,
(iii) availability to Homestead of debt or equity financing, (iv) the matters described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors" in Item 7 of the 1998 Form 10-K, (v) changes in financial markets and interest rates that could adversely affect Homestead's cost of capital and its ability to meet its financing needs and obligations,
(vi) weather, and (vii) the ability of potential buyers of land held for sale to obtain financing for such purchases.


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

     Write-offs of pursuit costs and non-refundable earnest money deposits approximate $7.1 million, severance costs approximate $9.2 million and other costs such as closings of offices, overhead reductions and discontinuance of new investment initiatives approximate $5.5 million.

     As of September 30, 1999, Homestead had 136 Homestead Village properties in operation representing in the aggregate 18,176 rooms in 28 states. Homestead completed its last property under construction on August 30, 1999.

     Homestead's operating results are substantially influenced by (i) the demand for and supply of extended stay lodging in Homestead's markets and submarkets, (ii) occupancy and average weekly rate, (iii) the effectiveness of property level operations, and (iv) the timing and amounts of proceeds Homestead can generate from sales of land to repay indebtedness. Capital and credit market conditions which affect Homestead's access to credit markets and cost of capital will influence future operating results.

     As of September 30, 1999, Homestead had approximately $564.1 million of indebtedness outstanding, consisting of $193.1 million due on its long-term bank lines of credit, $221.3 million due on a convertible mortgage note, $141.8 million due under a capital lease agreement and $7.9 million due on other long-term obligations. During the nine months ended September 30, 1999, Homestead reduced its short-term debt from $479.1 million at December 31, 1998 to $3.7 at September 30, 1999. Homestead refinanced, extended, and repaid its short-term debt as follows:

-On February 23, 1999,  Homestead  completed a sale and lease-back of 18 of the
     26 Homestead properties collaterizing a $122 million mortgage note. Hospitality Properties Trust purchased the properties for $145 million. Proceeds of the sale were used to repay the $122 million debt which was due June 1999. Additionally, as a result of payment of the $122 million mortgage note, eight properties which were used as collateral for the mortgage  note were  subsequently  pledged as  collateral  for its  Working
     Capital Facilities to draw approximately $21 million in additional borrowings under the line.

-On March 18, 1999, Homestead renewed its Working Capital Facilities with an extension of the maturity date to December 31, 2000.

-On May 28, 1999, Homestead completed a $225 million common stock rights offering of which $200 million was used to pay off the Bridge Facility.

     With the accomplishment of these reductions of short-term debt and the decision to cease additional development efforts, Homestead is focusing on generation of cash from sales of land to be used to retire debt and on operation of a company with stabilized operations of 136 properties.

RESULTS OF OPERATIONS

   Nine Months Ended September 30, 1999 and 1998

     Net loss for the nine months ended September 30, 1999 and 1998 were $80.9 million and $18.4 million, respectively. The net loss for the nine month period ended September 30, 1999 includes a (i) cumulative effect of an accounting change of $14.2 million relating to Homestead's adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" beginning with its 1999 fiscal year and (ii) incurrence of a special charge of $65.3 million, primarily relating to the write-downs on land held for sale. The net loss for the nine month period ended September 30, 1998 includes an extraordinary item of $25.3 million relating to Homestead's loss on early extinguishment of debt.

     Net loss before the cumulative effect of an accounting change increased $73.6 million in 1999 from the $6.9 million net earnings before extraordinary item for the nine months ended September 30, 1998. The change is primarily due to the special charge expense of $65.3 million in 1999. The remaining change of $8.3 million is due primarily to an increase of property operating income and other revenues of $33.9 million offset by increases in corporate expenses of $8.8 million, an increase in depreciation of $8.9 million and an increase in interest expense of $24.4 million. These components of operating income are further discussed in the following.

   Property Operations

     For analysis purposes Homestead categorizes its operating properties as either "stabilized" or "pre-stabilized." For purposes of this report, the term "stabilized" means those properties which obtained 80% occupancy for a one-week period or have been opened for 24 weeks and "pre-stabilized" means all other operating properties.

     Whether considering the entire operating property portfolio or its categories, Homestead's nine months ended September 30, 1999 property-level revenue performance compared to the same period of 1998 is characterized by higher weekly rates offset by lower occupancy levels. The occupancy decreases are attributable to (i) competition in markets characterized by an oversupply of extended stay hotels (predominantly in the Southwest), (ii) the effect on occupancy due to rate increases at Homestead versus competitor rate levels (experienced in the portfolio generally), and (iii) the first quarter effect of the seasonal downturn as Homestead has increased its number of properties located in the northeast and midwest as compared to prior years.

     The following table sets forth certain information for Homestead's total operating property portfolio for the periods indicated:

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                     -------------------------------------   -------------------------------------
                                                         1999         1998      CHANGE       1999        1998      CHANGE
                                                         ----         ----      ------       ----        ----      ------
Weekly RevPAR(1).....................................    $261         $222       17.2%       $244        $215       13.9%
Average Weekly Rate(2)...............................    $347         $301       15.2%       $350        $296       18.2%
Occupancy.........                                       75.2%        73.9%       1.3        69.8%       72.5%      (2.7)
Number of Operating Properties at Period End.........     136          111       22.5%        136         111       22.5%
Property Operating Income Margin.....................    60.1%        60.2%      (0.1)       56.4%       59.6%      (3.2)
----------


(1) Weekly revenue per available room ("RevPAR") is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.

(2) Average weekly rate is determined by dividing room revenue by the number of guest room days occupied for the period and multiplying by seven.

     Homestead's 25 new openings from the end of the third quarter of 1998 through the end of the third quarter of 1999 were the predominant reason for the room revenue increase of $65.9 million (67.4%) for the nine months ended
September 30, 1999 as compared to the same period in 1998. Total property operating expenses increased $32.1 million (80.9%) for the nine months ended
September 30, 1999 over 1998. The increase is due primarily to the increase in the number of operating properties as noted above and secondarily due to increased expenses for additional services such as longer operating hours and travel agent commissions.

     Beginning in the latter part of second quarter 1999, management of Homestead reduced room rates in selected markets to improve occupancy. Occupancy for the total portfolio for third quarter 1999 was 75.2%, which compares favorably to both third quarter 1998 total portfolio occupancy of 73.9% and to second quarter occupancy of 70.9% Management is also reviewing property level expenses in areas such as the number of new operating programs, extended operating hours, job definitions and scheduling of personnel in order to improve the property operating income margin.

   Same-Store Properties

     Homestead had 79 properties which were stabilized and operating throughout both nine month periods ended September 30, 1999 and 1998 ("same-store" properties). Thirty-seven such properties are located in the Southeast and in Texas markets. RevPAR for the nine months ended September 30, 1999 for these 79 same store properties was $232 versus $222 for the same period in 1998. The increase in RevPAR was due to an increase in the average weekly rate of $29 (9.9%) for the nine months ended September 30, 1999 as compared to the same period in 1998 offset in part by a decrease in occupancy to 72.1% for the nine month period ended September 30, 1999 from 75.6% for the same period in 1998. The decrease in occupancy is a result of competition in the same-store markets which are characterized by over supply and to some extent Homestead rates versus the rate levels of competitors. The increase of 4.5% in RevPAR, offset by increases in property expenses primarily for payroll, housekeeping, security, and property administrative costs (primarily related to increasing services such as longer office hours), resulted in the same-store property operating income margin decreasing to 56.8% in 1999 from 60.2% in 1998.

   Stabilized Properties Operations

     RevPAR for the 125 stabilized properties for the nine months ended September 30, 1999 increased to $243 from $222 for the 79 stabilized properties in 1998. Average weekly rates for stabilized properties increased to $348 in 1999 from $293 in 1998 (an increase of 18.8%) but was offset by the decline of occupancy to 69.9% for 1999 from 75.6% for 1998. Property operating income margin for stabilized properties decreased to 57.5% in 1999 from 60.2% in 1998 due to increased property expenses as described above for the same-store properties.

   Corporate Operating Expenses

     Corporate operating expenses, after capitalization of costs directly associated with Homestead's development activity, increased $8.8 million for the nine month period ended September 30, 1999 as compared to the same period in 1998. The increase is attributed to increases of approximately $1.3 million in sales and marketing expenses, approximately $1.0 million in administrative services related to the increases in operating sites, and the loss for construction related claims of approximately $0.75 million, with the remainder of the increase related primarily to incremental development overhead expenses which were not capitalizable due to declining development activity in the nine months ended September 30, 1999 and expenses of efforts to dispose of the land held for sale and land holding costs.

     Corporate operating expenses, after capitalization of costs directly associated with Homestead's development activity, increased approximately $600,000 for the three months ended September 30, 1999 as compared to the same period in 1998 but decreased approximately $1.4 million versus the second quarter of 1999 and decreased approximately $2.1 million as compared to the first quarter of 1999. The three month comparisons reflect the changes in the organization of the company and the reductions of personnel and other costs occurring in fourth quarter 1998 and second quarter 1999.

   Depreciation and Amortization

     Depreciation and amortization increased $8.9 million for the nine months ended September 30, 1999 as compared to the same period in 1998 due to the increased number of properties operating for the nine month period ended September 30, 1999 as compared to the same period in 1998. Depreciation of the cost of properties and improvements is provided using the straight-line method over the estimated useful lives of the assets. Amortization of the trademark and other intangibles is calculated on a straight-line basis over a period of 20 years.

   Interest Income

     Interest income of $603,000 and $707,000 for the nine months ended September 30, 1999 and 1998 was a result of interest earned from investment of excess cash on hand.

   Interest Expense

     The following summarizes Homestead's interest expense (in thousands):

                                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                                  --------------------------  -----------------------------
                                                                       1999          1998          1999          1998
                                                                  ------------   -----------  -------------   -------------
    Lines of credit facilities....................................$      4,594   $     5,742  $      19,276   $    10,174
    Convertible mortgage notes....................................       5,091         5,213         15,106        21,202
    Mortgage note payable.........................................          --         2,021          1,282         2,021
    Capital lease obligation......................................       3,477            --          8,383            --
    Other.........................................................         193           355            574           749
                                                                  ------------   -----------  -------------   -------------
        Total interest cost.......................................      13,355        13,331         44,621        34,146
    Capitalized interest..........................................        (451)       (6,652)        (6,443)      (20,348)
                                                                  ------------   -----------  -------------   -------------
        Net interest expense......................................      12,904   $     6,679         38,178   $    13,798
                                                                  ============   ===========  =============   =============
    Amortization of deferred financing costs included in interest          449   $       954          2,527 $       2,665
    cost
                                                                  ============   ===========  =============   =============

     Interest cost on lines of credit borrowings increased $9.1 million for the nine months ended September 30, 1999 as compared to the same period in 1998 due primarily to a higher average outstanding balance ($297.7 million in 1999 compared to $132.8 million in 1998).

     Interest cost on the convertible mortgages decreased $6.1 million for the nine months ended September 30, 1999 as compared to the same period in 1998 as a result of the early extinguishment of $98 million of Homestead convertible mortgage notes in the third quarter 1998. Homestead incurred $1.3 million in interest cost for the nine months ended September 30, 1999 relating to the mortgage note which funded the extinguishment. On February 23, 1999, this mortgage note was repaid with proceeds from the sale of properties discussed in
Note 4 to the financial statements. Homestead incurred $8.4 million in interest cost in the nine months ended September 30, 1999 as a result of the leaseback of such properties under a capital lease.

     Interest cost on borrowings is offset by interest capitalized with respect to Homestead's development activities. Capitalized interest levels are reflective of Homestead's cost of funds and the level of development activity. Capitalized interest decreased by $13.9 million for the nine months ended September 30, 1999 as compared to the same period in 1998 due to less development activity during the first nine months of 1999 as compared to 1998. By the end of third quarter 1999 all development has been completed and Homestead does not anticipate any additional capitalization of interest for the remainder of 1999.


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

     During the nine month periods ended September 30, 1999 and 1998, Homestead invested $88.7 million and $393.2 million, respectively in properties. The amounts invested in the nine months ended September 30, 1999 were financed primarily from proceeds from borrowings under the Working Capital Facilities. The amounts invested in the nine months ended September 30, 1998 were financed primarily from borrowings under the lines of credit and proceeds from the January 1998 rights offering.

     During the first nine months of 1999, Homestead reduced its short-term debt from $479.1 million at December 31, 1998 to $3.7 million at September 30, 1999 by refinancing, repayment, and extensions of its debt as follows: (i) paying off the $122.0 million mortgage note due June 1999 with proceeds received from the sale and leaseback of properties under a long-term capital lease, (ii) paying off the $200 million Bridge Facility with proceeds received from the rights offering, and (iii) amending its Working Capital Facilities to, among other things, extend the maturity date to December 31, 2000.

     In third quarter 1999 Homestead sold one urban parcel held for sale and used the net proceeds of $5.95 million to pay down its line of credit.

     Subsequent to the end of third quarter 1999, Homestead generated additional net proceeds of $44.5 million from the sale of two suburban parcels and three urban parcels. Homestead used $26.9 million of these net proceeds to further pay down its lines of credit. Thus, subsequent to the end of the quarter the balance on the $170 million revolving line of credit secured by suburban properties and land has been reduced to an outstanding balance of $166.2 million and the $23.1 million balance of the line secured by urban properties has been paid in full.
                                       18

Homestead may re-borrow on the line secured by suburban properties, subject to collateral and covenant requirements. Repayment of all borrowings on the line secured by urban land terminated the facility.

     Homestead had at September 30, 1999 unfunded commitments resulting from retainage payable on recently completed developments of approximately $4.3 million.

     With the completion of development of all sites which were in construction, termination of plans to develop all other land owned, and with no further pursuit of acquisition of sites for development, Homestead's needs for financing are substantially reduced. Homestead believes it will have adequate cash resources from cash on hand and cash flow from operations to fund its needs for debt service, payment of severances, and payment of the remaining construction retainage. In addition Homestead may generate cash flow by the sale of unencumbered land sites, but no assurance can be given that such sales will occur or provide significant net proceeds. While Homestead believes it will continue to generate positive cash flow from operation of its properties, there can be no assurance of generation of cash from future operations due to the risks of operation of lodging properties including competitive pressures, rates, occupancies, and costs of operation. Additionally, Homestead's ability to meet its obligations could be adversely affected by increases in interest rates.


   Operating Activities

     Net cash flow provided by operating activities decreased by $1.5 million for the nine months ended September 30, 1999 as compared to 1998. The decrease is due primarily to an increase in corporate expenses, special charge expenses and interest during the nine months ended September 30, 1999 as compared to the same period in 1998 offset in part by additional cash from operations provided by the growth in the number of operating properties as described under "Results of Operations."


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

     Homestead expects to complete by the end of November 1999 a contingency plan to deal with unforeseen problems caused directly or indirectly by Year 2000 issues. The plan will address temporary procedures required due to failures in internal systems or by service providers due to Year 2000 issues.

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

     There can be no assurances that Year 2000 remediation by Homestead or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on Homestead, its business and its financial condition. Homestead cannot predict the actual effects to it of the Year 2000 issue, which depends on numerous uncertainties, many of which are outside its control, such as: (i) whether significant third parties properly and timely address the Year 2000 issue; and (ii) whether broad-based or systemic economic failures may occur. Failures could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or disruption of hotel reservations made on centralized reservation systems and errors or failures in financial transactions or payment processing systems such as credit cards. Homestead's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 issue and management believes that the possibility of significant interruptions of normal operations should be reduced.
Homestead will continue to monitor these issues through its Year 2000 compliance program.


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

     The table below provides information about Homestead's financial instruments that are sensitive to changes in interest rates, including estimated fair values for Homestead's interest rate sensitive liabilities as of September 30, 1999. As the table incorporates only those exposures that exist as of September 30, 1999, it does not consider exposures which could arise after that date. Moreover, because there were no firm commitments to actually sell the obligations at fair value as of September 30, 1999, the information presented has limited predictive value. As a result, Homestead's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during a future period and prevailing interest rates. Dollar amounts in the following table are in thousands.
                                       20

                                                          EXPECTED MATURITY/PRINCIPAL REPAYMENT DECEMBER 31,
                                        Nominal
                                       Interest                                                              Total       Fair
                                         Rate     1999 (2)     2000     2001    2002    2003    Thereafter  Balance    Value(3)
                                         ----     --------     ----     ----    ----    ----    ----------  -------    --------


Interest-Sensitive Liabilities:
Lines of Credit Facilities -            8.54%     $          $193,050  $       $ --    $  --    $           $193,050  $
variable rate (1)                                    --                --                            --                  193,050
Convertible Mortgage Notes - fixed
rate.................................   9.00%        --      $    --   $  --   $   --  $  --    $  221,334  $221,334  $   218,363
Capital Lease Obligation - fixed
rate ................................   9.8%      $     902  $ 3,837   $4,230  $4,663  $5,141   $  122,983  $141,756  $  141,756
Other Long-Term Obligation - fixed
rate (4).............................   9.74%     $       3  $    13   $    14 $   16  $   17   $    7,850  $  7,913  $    7,904

     (1) On March 18, 1999, Homestead obtained an extension and amendment of its Working Capital Facilities to a December 31, 2000 due date. The Working Capital Facilities interest terms were amended resulting in the borrowings under the lines, based on the present borrowings to collateral leverage ratio, bearing interest at 3% over LIBOR.

     (2) Amounts represent expected maturities and principal repayment for the three months remaining for 1999.

     (3) The estimated fair value of obligations extending beyond a one-year maturity as of September 30, 1999 were calculated by discounting the stream of cash payments of each obligation using a rate which, in management's judgement, represents an interest rate obtainable by Homestead as of September 30, 1999 on a similar instrument.

     (4) On October 25, 1999, this obligation was discharged with the payment of $2.3 million. See "Note 8 - Commitments and Contingencies - Finder's Agreement."

                                       21

                            PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


 (a)          Exhibits:

10.1     Amendment to Secured Promissory Note

15       Letter regarding unaudited interim financial information

27       Financial Data Schedules

 (b)          Reports on Form 8-K.

    Form              Date            Items Reported        Financial Statements

    8-K         October 7, 1999      Item 5, Item 7                 No
   8-K/A        October 7, 1999      Item 5, Item 7                 No

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


Date:  November 12, 1999