Form 10-K
period 1999-12-31
HOMESTEAD VILLAGE INC
filed 2000-03-14
CIK 1013256

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                    FORM 10-K

(Mark One)
    X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 For
                         the Transition period from to .

                         COMMISSION FILE NUMBER 1-12269
                               ------------------

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

                                                  NAME OF EACH EXCHANGE ON
              TITLE OF EACH CLASS                      WHICH REGISTERED

Shares of Common Stock, par value $.01 per share    New York Stock Exchange
Preferred Share Purchase Rights                     New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X     No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     Based on the closing price of the registrant's Common Stock on March 8, 2000, the aggregate market value of the Common Stock held by non-affiliates of the registrant was $37,987,957.

     At March 8, 2000, there were 120,031,477 shares of the registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for the 2000 annual meeting of its shareholders are incorporated by reference in Part III of this report.
================================================================================

                                TABLE OF CONTENTS

  ITEM                                          DESCRIPTION                                          PAGE

                                                   PART I

  1.    Business...................................................................................      1
          Overview.................................................................................      1
          Extended Stay Market.....................................................................      3
          Competition..............................................................................      4
          Seasonality..............................................................................      4
          Environmental Matters....................................................................      4
          Governmental Regulation..................................................................      5
          Trademarks...............................................................................      5
          Insurance................................................................................      5
          Agreements with Security Capital and Affiliates..........................................      5
          Employees................................................................................      7
          Directors and Officers of Homestead......................................................      8
  2.    Properties.................................................................................     10
          Geographic Distribution..................................................................     10
          Properties Portfolio.....................................................................     11
  3.    Legal Proceedings..........................................................................     17
  4.    Submission of Matters to a Vote of Security Holders........................................     17

                                                  PART II
  5.    Market for the Registrant's Common Equity and Related Stockholder Matters..................     17
  6.    Selected Financial Data....................................................................     18
  7.    Management's Discussion and Analysis of Financial Condition and Results of Operations......     21
          Overview.................................................................................     21
          Results of Operations for the Years Ended December 31, 1999, 1998 and 1997...............     22
          Liquidity and Capital Resources..........................................................     25
          Impact of Year 2000......................................................................     26
          Risk Factors.............................................................................     27
  7A.   Quantitative and Qualitative Disclosures About Market Risk.................................     29
  8.    Financial Statements and Supplementary Data................................................     29
  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......     29

                                                  PART III

10.     Directors and Executive Officers of the Registrant.........................................     30
11.     Executive Compensation.....................................................................     30
12.     Security Ownership of Certain Beneficial Owners and Management.............................     30
13.     Certain Relationships and Related Transactions.............................................     30

                                                  PART IV

14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K............................     31

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Homestead Village Incorporated ("Homestead") operates 136 moderately priced, extended stay lodging properties under the Homestead Village(R) trademark in selected markets in the United States. Homestead's strategy has been to identify markets that demonstrate strong demographics and to provide extended stay customers with a consistently high standard of service and value-conscious pricing. Homestead offers a carefully designed, custom-built product targeted primarily at the business traveler on temporary assignment, undergoing relocation or in training. Homestead properties, which have all been developed by Homestead, are designed to offer locations with convenient access to major employment centers and retail support services, and a residential environment that is attractive, well landscaped and secure.

     Homestead's strategy is focused on:

     o     attracting and retaining extended stay business travelers,

     o increasing revenue per available room at the property level by matching its product to customers' expectations, and

     o improving operating property cash flow through its proprietary operating systems.

     Homestead believes that its product, locations, commitment to customer service and value-conscious pricing will help it meet its objectives.

     Homestead is affiliated with Security Capital Group Incorporated ("Security Capital"), which owns 87.0% of Homestead. Security Capital and its affiliates have provided substantial financing to Homestead and Security Capital provides various other administrative services to Homestead.

     In 1999 Homestead brought its high growth development program of the last several years to a conclusion and directed its efforts to strengthening its balance sheet, focusing on property operations and reducing general and administrative overhead.

Focus on the Business Traveler

     In an effort to capture the business travelers' extended stay demand, Homestead targets both national and local businesses. Eleven sales professionals supplement the marketing effort conducted at the local level by the general managers of each property by establishing relationships with corporate clients which are users of the extended stay product. Homestead's primary focus is on the business traveler and on establishing a relationship with corporate accounts which can be expanded to multiple properties and increased room nights. Homestead believes that an emphasis on corporate accounts is critical to maintaining occupancy levels that exceed market averages.

     Homestead provides its customers access for making reservations via a toll-free reservations number, 888-STAY-HSD, and connection to the Global Distribution Systems used by travel professionals.

     Homestead's operating history and customer-level research provide it with the competitive advantage of understanding the needs of the extended stay business traveler. In developing its extended stay lodging product, Homestead has relied on customer surveys, interviews and focus groups to identify the specific needs and requirements of its customers. Understanding its customers has allowed Homestead to design its properties and establish operating procedures to meet and exceed the customers' needs and requirements.

     Weekly room rates at Homestead Village properties appeal to value-conscious business travelers. Weekly rates at Homestead properties typically range between $250 and $475. Weekly rates at Homestead properties will vary significantly depending on specific market factors and the size of the room.

Proprietary Operating System

     Homestead's proprietary operating system is focused on providing a uniform, consistently high-quality experience for the business traveler. Homestead has developed and is continuously refining its operating system which combines a conveniently located, well-designed guest room with friendly and efficient guest service, and an amenity program designed to meet the specific needs of the extended stay business traveler all at an affordable price. Homestead believes that the operating system will result in a positive lodging experience for guests and generate a willingness to use the product again and in multiple locations.

     Homestead's operating experience has provided it with the opportunity to standardize its operating procedures to meet the specific needs of extended stay business travelers. This standardization is aimed at both providing a consistent guest experience and generating operating efficiencies.

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

     Homestead properties were designed and built to uniform plans that were driven by the needs of the extended stay business traveler. Rooms generally contain 260 to 420 square feet of fully furnished living space, with a work station/dining area and kitchen facilities that include a full-size refrigerator, microwave, sink and cook-top. Timely capital expenditures as well as its preventive maintenance program allow Homestead to maintain high-quality and attractive rooms and properties for its customers.

Conclusion of Development Program

     Homestead's overall results of operations and financial position have been significantly influenced by its development program and the financing activities required to support it. The tightening of capital markets for real estate operating companies and lodging companies which began in 1998 and continued in 1999 had an adverse effect on Homestead's ability to continue its high growth program of acquisition of land sites and construction of properties. In 1998, Homestead reorganized its development effort and recorded a $7.24 million special charge. Such charge primarily related to the severance of certain development personnel and abandonment of selected pursuits of development sites due to the limited availability of additional funds for development.

     In the second quarter of 1999, Homestead determined, based on its inability to obtain financing for development beyond those properties already in construction, to end its development program. As of the beginning of the second quarter of 1999, Homestead had substantial investments in ownership of land for development as well as in pursuit costs for additional development sites. As of May 1999, all land previously held for development became held for sale, all pursuits for acquisition of additional sites for development were abandoned, and Homestead began reduction of its overhead costs and personnel to reflect a company with stabilized operations of 136 properties. A special charge was recorded in the second quarter of 1999 of $65.3 million primarily for write-downs of land held for sale, write-offs of costs of pursuits, and the costs of severance of personnel.

Strengthening Homestead's Balance Sheet

     In efforts directed to strengthening its balance sheet, Homestead reduced its debt and long-term liabilities from $708.5 million at December 31, 1998 to $487.6 million at December 31, 1999 by paying off a $200 million bridge facility with proceeds received from the May 1999 common stock rights offering, reducing its working capital bank line of credit facilities by $73.6 million (primarily by utilizing $72.6 million in net proceeds generated by land sales), and settling a $7.9 million long-term liability through the payment of $2.1 million in cash. Additionally during 1999 Homestead paid off a short-term $122 million mortgage note with the proceeds of a sale and long-term leaseback of properties.

     Subsequent to year end 1999 Homestead has made payments totaling $31.5 million on the bank line of credit reducing its line of credit debt to $93.9 million. On February 29, 2000 Homestead entered into an amended and restated bank credit facility which allows for $110 million of total borrowings of which $35 million is available on a revolving basis. The amended and restated line matures February 28, 2003, bears interest at LIBOR plus 2.5%, is secured by 64 operating properties, permits payment of dividends based upon a definition of free cash flow, and requires maintenance of financial ratio and coverage covenants.

Focus on Property Operations

     In early 1999 Homestead experienced lowered occupancy levels versus prior periods which management believed to be indicative of increasing competition and the result of Homestead rate increases. Beginning in late second quarter 1999 Homestead lowered rates in selected markets which were experiencing competitive pressures, and management believes the improvements in occupancy levels and revenues in the latter half of 1999 were partially due to these actions. For full year 1999 total portfolio occupancy was 70.2% versus full year 1998 occupancy of 70.4%, both of which were below 1997 total portfolio occupancy of 74.7%. The lower occupancy levels for 1999 and 1998 reflect competitive pressures, particularly in the southwestern United States where several markets are characterized by an oversupply of extended stay lodging.

     Homestead aggregates its individual operating properties into one reportable segment, that being the operation of extended stay properties in its target markets in the United States. For further information see "Note 11 - Segment Reporting" to the financial statements included herein in Item 14.

Reduction of Overhead

     In May 1999, Homestead's management established a goal of reducing overhead to reflect a company with stabilized operations of 136 properties. In the first quarter 1999, total overhead costs were $48.6 million on an annualized basis. In the fourth quarter 1999, on an annualized basis overhead costs (exclusive of the special charge) had been reduced 44% to $27.2 million. In the first quarter of 2000, total overhead costs are expected to approximate $25 million on an annualized basis.


EXTENDED STAY MARKET

     Homestead believes that the extended stay market represents a unique business opportunity and that the price/value relationship has enabled the extended stay market to achieve higher than industry average occupancy rates and operating margins. Demand for extended stay lodging has been stimulated by the economic and social changes resulting from the increased volume of corporate reorganizations and trends toward downsizing and outsourcing of various functions, and technological improvements which have allowed businesses to relocate outside of large metropolitan areas. These changes have created new accommodation needs for, among others, corporate executives and trainees, consultants, sales representatives and relocating individuals.

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

COMPETITION

     Each Homestead property is located in a developed area that includes competing properties, including traditional hotels, other extended stay hotels and corporate apartments. The number of competitors in a particular area could have a material adverse effect on occupancy, average weekly rates and revenue for a Homestead property in that market. Competition within the extended stay lodging market has increased substantially. In several markets where Homestead has properties, there is intense competition for the extended stay customer, which has already affected occupancy and weekly revenue per available room for these properties. There is an oversupply of extended stay hotels in Homestead's southwestern markets, which has adversely affected the results for Homestead's properties in those markets.

     Competition within the lodging industry is based generally on convenience of location, price, range of services and guest amenities offered and quality of customer service. Homestead considers the reasonableness of its room rates, the location of its properties and the services and the guest amenities provided by it to be among the most important competitive factors in the business. A number of other lodging chains and developers have developed or are developing competitive extended stay properties. In particular, several of these entities have targeted the moderately priced segment of the extended stay market in which Homestead competes. Homestead competes for guests with certain of these established entities, which may have greater financial resources than Homestead. These entities may be able to accept more risk than Homestead can prudently manage. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities, or significantly expand or improve properties in markets in which Homestead competes, thereby materially adversely affecting Homestead's business and results of operations.


SEASONALITY

     The lodging industry is seasonal in nature, with the second and third quarters generally accounting for a greater proportion of annual revenues than the first and fourth quarters. Quarterly earnings may be adversely affected by events beyond Homestead's control such as poor weather conditions, economic factors and other considerations affecting travel. Based upon the operating history of Homestead properties, management believes that occupancy and revenues may be lower than normal during December and January due to the holiday season. Because many of Homestead's expenses do not fluctuate with occupancy, such declines in occupancy and revenues may cause fluctuations or decreases in Homestead's earnings during these periods.


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

     Homestead obtained Phase I Surveys on all of its existing properties. The Phase I Surveys were intended to identify potential environmental contamination and regulatory compliance concerns. Phase I Surveys generally include historical reviews of the properties, reviews of certain public records, preliminary investigations of the sites and surrounding properties and the preparation and issuance of written reports. Phase I Surveys generally do not include invasive procedures, such as soil sampling or ground water analysis.

     While some of these assessments led to further investigation and sampling, none of the environmental assessments revealed, nor is Homestead aware of, any environmental liability that management believes would have a material adverse effect on Homestead's business, financial position or results of operations. No assurance can be given, however, that these assessments and investigations revealed all potential environmental liabilities, that no prior owner or operator created any material environmental condition not known to Homestead or the independent consultants or that future uses and conditions (including, without limitation, guest actions or changes in applicable environmental laws and regulations) will not result in the imposition of environmental liabilities.


GOVERNMENTAL REGULATION

     A number of states regulate the licensing of hotels by requiring registration, disclosure statements and compliance with specific standards of conduct. Homestead believes that each of its properties has the necessary permits and approvals to operate its respective business. In addition, Homestead is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect Homestead.

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


AGREEMENTS WITH SECURITY CAPITAL AND AFFILIATES

Administrative Services Agreement

     Homestead entered into an Administrative Services Agreement with Security Capital, pursuant to which Security Capital provides Homestead with administrative services for certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable administration, internal audit, cash management, human resources, management information systems, tax administration, shareholder communications and investor relations. Any arrangements under the agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. The agreement, which expires on December 31, 2000, is automatically renewed each year for a one-year term, subject to approval by a majority of the independent members of the Homestead Board of Directors. Additionally, Security Capital provides legal administration services under a separate agreement which expires December 31, 2000. Homestead incurred fees of $5,201,000 for administrative services provided by Security Capital during 1999.

Security Capital Investor Agreement

     Homestead and Security Capital have entered into an amended investor agreement which, among other things, provides that, so long as Security Capital owns 50.1% or more of Homestead's outstanding common stock, Security Capital has the right to approve, among other things,
             (i)  Homestead's annual budget;
             (ii) incurring  expenses in any year exceeding (A) any line item in the annual budget by $500,000 or 10% and (B) the total expenses set forth in the annual budget by 5%;
             (iii)the  offer  or sale  of any  shares  of  common  stock  or any securities convertible into or exchangeable for common stock, other than pursuant to (A) an employee benefit plan approved by Homestead's shareholders, (B) previously issued warrants, options or rights, (C) a dividend reinvestment plan or share purchase plan approved by the Board of Directors of Homestead or (D) an issuance of rights, options, or warrants for common stock issued to all shareholders;
             (iv) the  issuance  or sale  of  securities  that  are  subject  to mandatory  redemption  or  redemption  at  the  option  of the holder;
             (v) the adoption of any employee benefit plan pursuant to which shares of common stock may be issued and any action with respect to senior officers' compensation;
             (vi) the incurrence,  restructuring,  renegotiation or repayment of indebtedness for borrowed money in which the aggregate amount involved exceeds $1 million;
             (vii)the declaration or payment of any dividends or other distribu-
                  tion;
             (viii)  acquisitions  or  dispositions  in a single  transaction or group of related transactions where the aggregate purchase price paid or received exceeds $1 million;
             (ix) service  contracts  (A) for  investment  management,  property management or leasing services, or (B) that reasonably contemplate annual contract payments by Homestead in excess of $500,000;
             (x)  the  entering  into  of  any  new   contract,   including  for
                  construction, development, or other capital expenditure, for which the total cost is reasonably expected to exceed $1 million for any contract or $5 million in the aggregate;
             (xi) the entering into of any joint venture for the  development of any properties owned by Homestead in which the book value of any property to be contributed by Homestead exceeds $1 million individually or $5 million in the aggregate;
             (xii)the entering into of any franchising or licensing  agreements;
             (xiii) amendment of articles of incorporation or bylaws of Homestead; and (xiv)waiver of anti-takeover provisions of Maryland law or Homestead's articles of incorporation.

     The Security Capital investor agreement also provides that, so long as Security Capital owns at least 10% of the outstanding shares of common stock, Homestead may not increase the number of persons serving on the Board of Directors to more than seven without the approval of Security Capital. Security Capital also will be entitled to designate one or more nominees for directors of Homestead, as follows: (i) so long as Security Capital owns at least 10% but less than 25% of the outstanding shares of common stock, it is entitled to nominate one person; and (ii) so long as Security Capital owns at least 25% of the outstanding shares of common stock, it is entitled to nominate that number of persons as shall bear approximately the same ratio to the total number of members of the Board of Directors as the number of shares of common stock beneficially owned by Security Capital bears to the total number of outstanding shares of common stock, provided that Security Capital shall be entitled to designate no more than two persons so long as the Board of Directors consists of no more than seven members. The nominee(s) of Security Capital may, but need not, be the same person nominated by Archstone Communities Trust ("Archstone"), an investee of Security Capital, pursuant to the Archstone investor agreement described below.

     The Security Capital investor agreement provides Security Capital with registration rights pursuant to which, in specified circumstances, Security Capital may request, and on not more than three occasions, registration of all of Security Capital's shares pursuant to Rule 415 under the Securities Act. Security Capital currently owns 87.0% of Homestead's outstanding shares of common stock.

Tax Allocation Agreement

     As a result of Security Capital's ownership in Homestead exceeding 80% after the closing of the May 1999 common stock rights offering, Homestead's
                                       6
results, post rights offering, are included in the federal income tax return of Security Capital. Security Capital may utilize tax operating losses generated by Homestead subsequent to May 1999. In order for Security Capital to utilize the net operating loss carryforwards generated by Homestead through May 1999, Homestead must generate future taxable income. To the extent Homestead's net operating loss carryforwards are so utilized on Security Capital's federal tax return, such loss carryforwards will not be available to Homestead in the future. Homestead and Security Capital have entered into a tax allocation agreement which provides for tax liability or refund payments between the entities as determined by a defined calculation of Homestead's proportionate share of taxable income versus the total of taxable income for all entities filing as part of Security Capital's federal tax return. The agreement also provides that if a capital transaction were to occur where Security Capital owned less than 50% of Homestead after the transaction, all net operating loss carryforwards generated by Homestead through May 1999 would inure to Security Capital.
For 1999 no amounts were paid or due under the agreement.

Archstone Convertible Mortgages

     At December 31, 1999, Homestead owed convertible mortgage notes to Archstone, in the amount of $221,333,620. The mortgage notes were funded pursuant to a mortgage funding commitment to finance the development of properties acquired by Homestead from Archstone in 1996. The notes are collateralized by 54 Homestead properties with a historical cost of $359.3 million. The notes accrue interest at 9.0% on the principal amount, and require interest only payments every six months on May 28 and November 28. The notes are due October 31, 2006 and are callable on or after May 28, 2001. The notes are convertible, at the option of the holder, into 21,191,262 shares of Homestead common stock at a conversion ratio equal to one share for every approximate $10.44 of principal amount outstanding. Archstone has no further funding commitment.

Archstone Investor Agreement

     Archstone has entered into an investor and registration rights agreement with Homestead pursuant to which Archstone is entitled to designate one person for nomination to the Homestead Board of Directors, and Homestead will use its best efforts to cause the election of such nominee, for so long as Archstone has the right to convert in excess of $20 million in principal amount of convertible mortgage notes. Such nominee may, but need not, be a person nominated by Security Capital pursuant to the Security Capital investor agreement. In addition, Homestead has granted to Archstone registration rights with respect to the issuance upon conversion and the distribution of all of the shares of common stock issuable upon conversion of the convertible mortgage notes. Archstone may request three registrations pursuant to Rule 415 under the Securities Act of all shares of common stock issued or issuable upon conversion of the convertible mortgage notes. Such registrations, except for the fees and disbursements of counsel to Archstone, shall be at the expense of Homestead.

Subscription Agreement

     In June 1998, Homestead entered into a subscription agreement with Security Capital whereby Security Capital agreed to purchase $200 million of subordinated debentures from Homestead. This subscription agreement was pledged as security for a $200 million bank line of credit bridge facility. In conjunction with Security Capital's entering into the subscription agreement, Homestead paid an arrangement fee to Security Capital of $600,000. Security Capital's obligations under the subscription agreement terminated as a result of Security Capital's participation in the May 1999 $225 million common stock rights offering and the repayment of the bridge facility.


EMPLOYEES

     As of December 31, 1999, Homestead employed approximately 1,770 full-time employees including 100 corporate professionals and administrative employees and 1,670 on-site personnel. Homestead's employees are not subject to any collective bargaining agreements and management believes that its relationship with its employees is good.

DIRECTORS AND OFFICERS OF HOMESTEAD

Directors

     C. RONALD BLANKENSHIP--50--Director, Interim Chairman and Chief Executive Officer of Homestead since May 1999. Mr. Blankenship was Advisory Director of Homestead from October 1996 to May 1999. Mr. Blankenship has been the Vice Chairman, Chief Operating Officer and a Director of Security Capital since May 1998 and was Managing Director of Security Capital from March 1991 to May 1998. Mr. Blankenship was Non-Executive Chairman of Archstone from June 1997 to July 1998. From June 1991 to July 1997, Mr. Blankenship was Chairman of Archstone. He became a Trustee of Archstone in March 2000, and was formerly an Advisory Trustee of Archstone. He is also a Director of CarrAmerica Realty Corp. and Storage USA, Inc.

     JAMES C. POTTS--53--President and Director of Homestead since March 2000 and Chief Operating Officer since December 1999, where he is responsible for Homestead operations. Mr. Potts was Executive Vice President of Homestead from May 1999 to March 2000. From July 1998 to May 1999, Mr. Potts was Managing Director of Homestead responsible for development. Prior thereto, Mr. Potts was Co-Chairman and Chief Investment Officer for Security Capital Atlantic Incorporated ("ATLANTIC") from January 1996 to July 1998 and a Director of ATLANTIC and the management company responsible for the management of ATLANTIC from October 1993 to July 1998. Mr. Potts was Chairman of ATLANTIC and the management company responsible for its management from May 1994 to December 1995.

     JOHN P. FRAZEE, JR.--55--Director of Homestead since May 1996. Since August 1997, Mr. Frazee has served as Director, Chairman, and Chief Executive Officer of PageNet, Inc. (a provider of wireless messaging and wireless information services). Since August 1999, Mr. Frazee has been Chairman and Chief Executive Officer of Vast Wireless Solutions, an internet solutions provider. He was President of PageNet, Inc. from August 1997 to June 1999, and formerly was Chief Operating Officer of Sprint Corporation; prior to the March 1993 merger of Sprint and Centel Corporation, Mr. Frazee had been the Chairman and Chief Executive Officer of Centel since 1972. He is a Director of Security Capital Group Incorporated, C-Span, Dean Foods Company, and Vast Wireless Solutions. He is also an Executive Board Member of The Edwin L. Cox School of Business at Southern Methodist University and a Life Trustee of Rush-Presbyterian St. Luke's Medical Center in Chicago, Illinois.

     MANUEL A. GARCIA--56--Director of Homestead since April 1997. Since 1992, Mr. Garcia has been the Chief Executive Officer of Atlantic Coast Management, Inc. He is also Chief Executive Officer of Pebbles Restaurants, Inc. and M. Garcia's, Inc. and a Vice President of Culinary Concepts, Inc. From 1969 to 1996, Mr. Garcia was the Chief Executive Officer of Davgar Restaurants, Inc.

     JOHN C. SCHWEITZER--55--Director of Homestead since April 1997, and a Trustee of Archstone since 1976. Since 1974, Mr. Schweitzer has been President of Westgate Corp., general partner of Campbell Capital, Ltd., a real estate and investments company in Austin, Texas. Mr. Schweitzer serves as a Director of Regency Realty Corporation, Chase Bank of Texas, and KLRU Public Television.

     EUGENE B. VESELL--60--Director of Homestead since June 1999. From December 1990 until his retirement in April 1999, Mr. Vesell was Managing Director at Oppenheimer Capital, where he was a senior equity portfolio manager and research analyst. Prior to joining Oppenheimer Capital, Mr. Vesell was a partner for ten years with David J. Greene and Company, where his responsibilities included research and portfolio management.


Executive Officers

     JAMES C. POTTS--See "Directors" above.

     A. RICHARD MOORE --54-- Interim Chief Financial Officer for Homestead since May 1999 and Managing Director of the Capital Division of Security Capital since May 1998, where he provides operating oversight for companies in which Security Capital has direct or indirect ownership positions. Since January 2000, Mr.
Moore has also been a Managing Director of Security Capital European Realty Management Limited and Security Capital (UK) Management Limited. From March 1990 to May 1998, Mr. Moore was a Vice President with Goldman, Sachs & Co., where his most recent position was in the Equity Research Department.

     GARY A. DELAPP--41--Managing Director of Homestead since March 2000 with responsibilities for the operations group. Mr. DeLapp was Senior Vice President of Homestead from December 1996 to March 2000, Vice President of Homestead from May 1996 to November 1996, and Vice President, Homestead Village Management Incorporated, from February 1996 to October 1996. Prior thereto, from July 1983 to February 1996, Mr. DeLapp was with Vista Host, Inc., where his most recent position was partner and Senior Vice President of Operations.

     LAURA L. HAMILTON--36--Senior Vice President of Homestead since March 1998, where she supervises Homestead's legal and treasury matters; from May 1996 to March 1998, Vice President of Homestead; from January 1996 to October 1996, Vice President of Homestead Village Management Incorporated. Prior thereto, from June 1995 to January 1996, Ms. Hamilton was Vice President of Archstone, where she had been a member of the due diligence group since April 1992.

     JEFFREY A. KLOPF--51--Senior Vice President of Homestead since May 1996 and Secretary since January 1996; Senior Vice President and Secretary of Security Capital since January 1996, where he provides legal services for Security Capital. Mr. Klopf was Senior Vice President and Secretary of Archstone from January 1996 to September 1999 and Senior Vice President and Secretary of ProLogis from January 1996 to March 1999. From January 1988 to December 1995, Mr. Klopf was a partner of Mayer, Brown & Platt, where he practiced corporate and securities law.

     GREGG A. PLOUFF--43--Senior Vice President of Homestead since March 1998. From May 1996 to March 1998, Mr. Plouff was Vice President of Homestead; from June 1995 to October 1996, he was Vice President of Homestead Village Management Incorporated. Prior thereto, from March 1995 to May 1996, Mr. Plouff was Vice President of Archstone; from July 1994 to March 1995, he was Vice President of the management company responsible for management of Archstone; from November 1993 to July 1994, he was a member of the acquisitions group of Archstone.

     MARK E. RILEY--41--Senior Vice President of Homestead since December 1998, where he is responsible for operations for the Southeast Region. Mr. Riley was Vice President of Homestead from May 1996 to December 1998; he was a Senior Development Manager working on Homestead projects for Security Capital from September 1994 to May 1996. Prior thereto, from August 1993 to September 1994, Mr. Riley was a Vice President with Southeast Lodges Development Company.

ITEM 2. PROPERTIES

GEOGRAPHIC DISTRIBUTION

     The table below describes the geographic distribution of Homestead's 136 operating property investments at December 31, 1999:

                                                                    NUMBER OF PROPERTIES
                                                    -----------------------------------------------------
                                                                                                         PERCENTAGE OF
                                                                                                           OPERATING
                                                                                                          PROPERTIES
                        CITY                              OWNED         LEASED (1)          TOTAL         INVESTMENT
                        ----                              -----         ----------          -----         ----------
     NORTHEAST:
     Boston, MA....................................          3              --               3                  3%
     New York Metro, NJ/CT.........................          5              --               5                  6%
     Philadelphia, PA/DE...........................          3              --               3                  2%
     Washington, DC................................          2               7               9                  7%
                                                           ---             ---             ---                ---
          Subtotal.................................         13               7              20                 18%
                                                            ==             ===              ==                 ==

     SOUTHEAST:
     Atlanta, GA...................................          6               2               8                  6%
     Birmingham, AL................................          1              --               1                  1%
     Jacksonville, FL..............................          2              --               2                  1%
     Miami/Ft. Lauderdale, FL......................          4               3               7                  6%
     Orlando, FL...................................          2              --               2                  2%
     Tampa, FL.....................................         --               3               3                  2%
                                                            --             ---             ---                ---
          Subtotal.................................         15               8              23                 18%
                                                            ==             ===              ==                 ==

     WEST :
     Las Vegas, NV.................................          1              --               1                  1%
     Los Angeles, CA...............................          4              --               4                  3%
     Orange County, CA.............................          3              --               3                  2%
     Sacramento, CA................................          1              --               1                  1%
     San Diego, CA.................................          2              --               2                  2%
     San Francisco (Bay Area), CA..................          8              --               8                  7%
                                                           ---              --             ---                ---
          Subtotal.................................         19              --              19                 16%
                                                            ==              ==              ==                 ==

     MIDWEST:
     Chicago, IL...................................          5              --               5                 4%
     Cleveland, OH.................................          2              --               2                 2%
     Detroit, MI...................................          2              --               2                 2%
     Kansas City, MO/KS............................          3              --               3                 2%
     Milwaukee, WI.................................          1              --               1                 1%
     Minneapolis, MN...............................          2              --               2                 1%
     St. Louis, MO.................................          2              --               2                 1%
                                                           ---              --             -----             -----
          Subtotal.................................         17              --              17                13%
                                                            ==              ==              ==               ====

     MOUNTAIN:
     Albuquerque, NM...............................          2              --               2                 1%
     Denver, CO....................................          4              --               4                 3%
     Phoenix, AZ...................................          5              --               5                 3%
     Portland, OR..................................          2              --               2                 2%
     Salt Lake City, UT............................          3              --               3                 2%
     Seattle, WA...................................          4              --               4                 3%
                                                           ---              --              --                ---
          Subtotal.................................         20              --              20                14%
                                                            ==              ==              ==                ==






                                                                    NUMBER OF PROPERTIES
                                                    -----------------------------------------------------
                                                                                                         PERCENTAGE OF
                                                                                                           OPERATING
                                                                                                          PROPERTIES
                        CITY                              OWNED         LEASED (1)          TOTAL         INVESTMENT
                        ----                              -----         ----------          -----         ----------
     SOUTHWEST:
     Austin, TX....................................          4              --               4                  2%
     Dallas, TX....................................          9              --               9                  4%
     Houston, TX...................................          9              --               9                  4%
     San Antonio, TX...............................          3              --               3                  1%
                                                           ---              --             ---                ---
          Subtotal.................................         25              --              25                 11%
                                                            ==              ==              ==                 ==

     EAST:
     Charlotte, NC.................................          1              --               1                  1%
     Memphis, TN...................................          2              --               2                  1%
     Nashville, TN.................................          2              --               2                  2%
     Raleigh, NC...................................          2               2               4                  3%
     Richmond, VA..................................          2               1               3                  3%
                                                           ---              --             ---                ---
          Subtotal.................................          9               3              12                 10%
                                                           ===              ==            ====                 ==

          Total                                            118              18             136                100%
                                                           ===              ==             ===                ===

------------
(1) Indicates properties operated under a capital lease with an initial term expiring December 2015. Homestead has options under the lease for two extension periods of 15 years each.

PROPERTIES PORTFOLIO

     The following table is as of December 31, 1999 for Homestead's 136 operating properties.

                                                                            DATE COMPLETED        ROOMS
     NORTHEAST:
     Boston, Massachusetts
     Boston/Burlington (1)..............................................      August, 1998          141
     Boston/Marlborough (1).............................................      August, 1998          135
     Boston/Waltham (1).................................................   September, 1998          139
                                                                                                    ---
          Subtotal......................................................                            415
                                                                                                    ---

     New York Metro
     Hanover/Parsipanny, NJ (1).........................................    November, 1998          140
     Meadowlands, NJ (1)................................................        July, 1999          139
     Norwalk, CT (1)....................................................       April, 1999          140
     Shelton, CT (1)....................................................    December, 1998          139
     Woodbridge, NJ (1).................................................     January, 1999          140
                                                                                                    ---
          Subtotal......................................................                            698
                                                                                                    ---

     Philadelphia, Pennsylvania
     Horsham/Willow Grove (1)...........................................        July, 1998          136
     King of Prussia (1)................................................      August, 1998          141
     Newark/Christiana, DE (1)..........................................    February, 1998          141
                                                                                                    ---
          Subtotal......................................................                            418
                                                                                                    ---

     Washington, DC
     Alexandria (1).....................................................     January, 1999          130
     Baltimore Washington International Airport (2).....................      August, 1997          137
     Dulles/Chantilly (2)...............................................    December, 1997          116
     Dulles/Sterling (2)................................................      August, 1998          134
     Fair Oaks (2)......................................................    December, 1997          134
     Germantown (2).....................................................    December, 1997          130
     Merrifield (2).....................................................   September, 1998          129
     Reston-Sunset (2)..................................................      August, 1998          149
     Tyson's Corner (1).................................................      August, 1999          106
                                                                                                    ---
          Subtotal......................................................                          1,165
                                                                                                  -----

          Total Northeast Region........................................                          2,696
                                                                                                  =====


     SOUTHEAST:
     Atlanta, Georgia
     Atlanta/Cumberland (1).............................................         May, 1997          134
     Atlanta/Gwinnett Place (1).........................................     October, 1997          130
     Atlanta/Norcross (2)...............................................        July, 1996          137
     Atlanta/North Druid Hills (2)......................................      August, 1997          137
     Atlanta/Northlake (1)..............................................         May, 1998          133
     Atlanta/Perimeter (1)..............................................         May, 1997          133
     Atlanta/Roswell (1)................................................    December, 1997          141
     Atlanta/Wildwood/Powers Ferry (1)..................................   September, 1998          134
                                                                                                    ---
          Subtotal......................................................                          1,079
                                                                                                  -----

     Birmingham, Alabama
     Birmingham/Perimeter Park South (1)................................        June, 1998          137
                                                                                                    ---

     Jacksonville, Florida
     Jacksonville/Baymeadows (1)........................................       March, 1998          134
     Jacksonville/Southside (1).........................................        July, 1997          137
                                                                                                    ---
          Subtotal......................................................                            271
                                                                                                    ---

     Miami/Ft. Lauderdale, Florida
     Boca Raton/Commerce (1)............................................    December, 1998           89
     Coral Springs (1)..................................................     October, 1998          124
     Ft. Lauderdale/Tamarac (2).........................................      August, 1997          145
     Miami Airport/Doral (2)............................................     October, 1997          149
     Miami/Blue Lagoon (1)..............................................   September, 1998          149
     Plantation/Davie (2)...............................................    December, 1997          125
     West Palm Beach (1)................................................    December, 1998          137
                                                                                                    ---
          Subtotal......................................................                            918
                                                                                                    ---

     Orlando, Florida
     Orlando/Altamonte Springs (1)......................................   September, 1998          135
     Orlando/South (1)..................................................     October, 1998          135
                                                                                                    ---
          Subtotal......................................................                            270
                                                                                                    ---

     Tampa, Florida
     Tampa/Brandon (2)..................................................        July, 1997          141
     Tampa/North Airport (2)............................................       March, 1997          121
     Clearwater (2).....................................................     October, 1997          113
                                                                                                    ---
          Subtotal......................................................                            375
                                                                                                    ---

          Total Southeast Region........................................                          3,050
                                                                                                  =====





     WEST:
     Las Vegas, Nevada
     Las Vegas Midtown (1).............................................       August, 1998          123
                                                                                                    ---

     Los Angeles, California
     Glendale (1).......................................................        June, 1999           86
     Los Angeles International Airport/
        El Segundo (3).................................................     December, 1997          150
     Monrovia (3)......................................................          May, 1998          122
     Torrance (1).......................................................     January, 1999          138
                                                                                                    ---
          Subtotal......................................................                            496
                                                                                                    ---

     Orange County, California
     Brea (1)...........................................................     January, 1998          133
     Cypress (1).......................................................    September, 1998          134
     Irvine/Spectrum (3)...............................................      October, 1997          149
                                                                                                    ---
          Subtotal......................................................                            416
                                                                                                    ---

     Sacramento, California
     Sacramento/South Natomas (1).......................................    November, 1998          143
                                                                                                    ---

     San Diego, California
     San Diego/Mira Mesa (3)............................................      August, 1998          140
     San Diego/Mission Valley (3).......................................     October, 1997          140
                                                                                                    ---
          Subtotal......................................................                            280
                                                                                                    ---

     San Francisco (Bay Area), California
     Fremont (1)........................................................     January, 1999          128
     Milpitas (3).......................................................    February, 1997          118
     Mountain View (3)..................................................    December, 1997          132
     San Carlos (1).....................................................     October, 1998          116
     San Jose (3).......................................................         May, 1998          152
     San Mateo (3)......................................................       March, 1997          136
     San Ramon (3)......................................................         May, 1998          147
     Sunnyvale (3)......................................................       March, 1997          144
                                                                                                    ---
          Subtotal......................................................                          1,073
                                                                                                  -----

          Total West Region.............................................                          2,531
                                                                                                  =====

     MIDWEST:
     Chicago, Illinois
     Chicago/Naperville (1).............................................    December, 1997          136
     Chicago/Schaumburg (1).............................................    December, 1997          136
     Chicago/Westmont (1)...............................................    February, 1998          140
     Oakbrook (1).......................................................      August, 1999          136
     Vernon Hills (1)...................................................        July, 1999          124
                                                                                                    ---
          Subtotal......................................................                            672
                                                                                                    ---

     Cleveland, Ohio
     Beachwood (1)......................................................        July, 1999          142
     Cleveland/North Olmstead (1).......................................       March, 1998          136
                                                                                                    ---
          Subtotal......................................................                            278
                                                                                                    ---





     Detroit, Michigan
     Auburn Hills (1)...................................................        June, 1999          134
     Southfield (1).....................................................        June, 1999          134
                                                                                                    ---
          Subtotal......................................................                            268
                                                                                                    ---

     Kansas City, Missouri/Kansas
     Kansas City/Country Club Plaza (1).................................       March, 1998          100
     Kansas City/Overland Park (1)......................................       April, 1998          131
     Kansas City/Shawnee Mission (3)....................................       April, 1997          140
                                                                                                    ---
          Subtotal......................................................                            371
                                                                                                    ---

     Milwaukee, Wisconsin
     Milwaukee/Brookfield (1)...........................................        July, 1998          137
                                                                                                    ---

     Minneapolis, Minnesota
     Minneapolis/Eagan (1)..............................................    December, 1997          130
     Minneapolis/Eden Prarie (1)........................................     January, 1998           97
                                                                                                    ---
          Subtotal......................................................                            227
                                                                                                    ---

     St. Louis, Missouri
     St. Louis Airport (1)..............................................        June, 1998          136
     Westport - Mayfield Heights (1)....................................        July, 1999           99
                                                                                                    ---
          Subtotal......................................................                            235
                                                                                                    ---

          Total Midwest Region..........................................                          2,188
                                                                                                  =====

     MOUNTAIN:
     Albuquerque, New Mexico
     Albuquerque/North (3)..............................................      March, 1996           141
     Albuquerque/Midtown (3)............................................       June, 1997           138
                                                                                                    ---
          Subtotal......................................................                            279
                                                                                                    ---

     Denver, Colorado
     Denver/Aurora (3)..................................................      April, 1996           137
     Denver/Cherry Creek (3)............................................        May, 1997           108
     Denver/Inverness (3)...............................................     August, 1997           142
     Denver/Tech Center (3).............................................      April, 1996           159
                                                                                                    ---
          Subtotal......................................................                            546
                                                                                                    ---

     Phoenix, Arizona
     Mesa (3)..........................................................     December, 1997          123
     Phoenix/Deer Valley (3)...........................................     November, 1996          141
     Phoenix/Metro (3).................................................         June, 1996          141
     Scottsdale (3)....................................................       August, 1995          120
     Tempe (3).........................................................        April, 1996          149
                                                                                                    ---
          Subtotal.....................................................                             674
                                                                                                    ---

     Portland, Oregon
     Beaverton (3).....................................................    September, 1997          142
     Lake Oswego (3)...................................................        March, 1998          146
                                                                                                    ---
          Subtotal......................................................                            288
                                                                                                    ---





     Salt Lake City, Utah
     Salt Lake City/Ft. Union (3)......................................      October, 1997          131
     Salt Lake City/South Valley (3)...................................         June, 1997          137
     Salt Lake City/Sugarhouse (1).....................................       August, 1998          103
                                                                                                    ---
          Subtotal.....................................................                             371
                                                                                                    ---

     Seattle, Washington
     Bellevue (3).......................................................    November, 1997          149
     Seattle/Redmond (3)................................................    November, 1997          162
     Seattle/Southcenter (3)............................................     January, 1998           93
     North Seattle/Mountlake Terrace (3)................................     January, 1998          118
                                                                                                    ---
          Subtotal......................................................                            522
                                                                                                    ---

          Total Mountain Region.........................................                          2,680
                                                                                                  =====

     SOUTHWEST:
     Austin, Texas
     Austin/Arboretum (3)...............................................       July, 1995           133
     Austin/Downtown/Townlake (1).......................................   December, 1998           130
     Austin/Midtown (3).................................................   February, 1996           145
     Austin/Northwest (3)...............................................    October, 1996           133
                                                                                                    ---
          Subtotal......................................................                            541
                                                                                                    ---

     Dallas, Texas
     Dallas/Las Colinas (3).............................................    January, 1996           148
     Dallas/North (Tollway) Addison (3).................................        May, 1993           119
     Dallas/North Arlington (3).........................................      March, 1995           137
     Dallas/North Central (3)...........................................    January, 1994           133
     Dallas/North Richland Hills (3)....................................    January, 1994           133
     Dallas/Northeast (3)...............................................     August, 1992           131
     Dallas/Northwest (3)...............................................               (4)          189
     Dallas/South Arlington (3).........................................      April, 1995           141
     Fort Worth (3).....................................................    January, 1996            97
                                                                                                   ----
          Subtotal......................................................                          1,228
                                                                                                  -----

     Houston, Texas
     Houston/Cypress Station (3).......................................      August, 1994          134
     Houston/Galleria Area (1).........................................   September, 1998          136
     Houston/Hobby South (3)...........................................       April, 1994          133
     Houston/Northwest (3).............................................    February, 1994          133
     Houston/Park Ten (3)..............................................   September, 1994          134
     Houston/Sugarland (3).............................................     October, 1994          133
     Houston/Westchase (3).............................................        July, 1994          133
     Houston/Willowbrook (3)...........................................        July, 1995          137
     Houston/Medical Center (3)........................................   September, 1995          165
                                                                                                   ---
          Subtotal.....................................................                          1,238
                                                                                                 -----

     San Antonio, Texas
     San Antonio/Airport (3)...........................................        July, 1995          153
     San Antonio/Medical Center (3)....................................      August, 1994          135
     San Antonio/Six Flags Fiesta (3)..................................      August, 1995          130
                                                                                                   ---
          Subtotal.....................................................                            418
                                                                                                   ---

          Total Southwest Region.......................................                          3,425
                                                                                                 =====



     EAST:
     Charlotte, North Carolina
     Charlotte/Billy Graham Parkway/Coliseum (1)........................      March, 1998          137
                                                                                                   ---

     Memphis, Tennessee
     Memphis/Airport (1)................................................       June, 1998          134
     Memphis/Poplar (1).................................................    January, 1999          134
                                                                                                   ---
          Subtotal......................................................                           268
                                                                                                   ---

     Nashville, Tennessee
     Nashville/Airport (1)..............................................   December, 1997          133
     Nashville/Cool Springs (1).........................................      April, 1998          137
                                                                                                   ---
          Subtotal......................................................                           270
                                                                                                   ---

     Raleigh, North Carolina
     Raleigh/Crabtree Valley (2)........................................       June, 1998          138
     Durham (1).........................................................        May, 1998          137
     Raleigh/North (1)..................................................   November, 1997          121
     Research Triangle Park (2).........................................        May, 1997          125
                                                                                                   ---
          Subtotal......................................................                           521
                                                                                                   ---

     Richmond, Virginia
     Gaithersburg (1)...................................................     August, 1999          134
     Richmond/Innsbrook (2).............................................       July, 1997          141
     Richmond/Midlothian (1)............................................  September, 1998          135
                                                                                                   ---
          Subtotal......................................................                           410
                                                                                                   ---

          Total East Region............................................                          1,606
                                                                                                 =====

               Total Rooms..............................................                        18,176
                                                                                                ======


----------

(1) Pledged as collateral under a revolving bank line of credit agreement with total borrowings of $125,449,000 at December 31, 1999. The 64 properties are also pledged as collateral under the February 29, 2000 amended and restated credit facility which provides for $110 million of total borrowings.

 (2) Sold February 23, 1999 and leased back under a long-term capital lease agreement with the initial lease term expiring December 2015. Homestead has options under the lease for two extension periods of 15 years each. The balance of the capital lease obligation at December 31, 1999 was $140,854,000.

(3) Subject to deeds of trust securing convertible mortgage notes due to Archstone of $221,333,620 at December 31, 1999.

(4) Phase I (132 rooms) was developed in 1992 and Phase II (57 rooms) was developed in 1995.


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


                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

Market Information

     Homestead's shares of common stock have been listed on the New York Stock Exchange ("NYSE") under the symbol "HSD" since April 1, 1998. Prior to that time the shares of common stock were listed on the American Stock Exchange ("AMEX") under the same symbol. The table below indicates the range of the high and low sales prices of the shares of common stock as reported on the NYSE and AMEX Composite Tapes for the periods indicated.


1998                                                  High           Low
                                                      ----           ---
     First Quarter..............................     $15 3/4        $13 9/16
     Second Quarter.............................     $16            $11
     Third Quarter..............................     $13 13/16      $ 6 1/4
     Fourth Quarter.............................     $ 8 3/16       $ 3 3/8
1999
     First Quarter..............................     $ 4 3/4        $ 2 7/16
     Second Quarter.............................     $ 5 1/8        $ 2 1/8
     Third Quarter..............................     $ 2 13/16      $ 1 7/8
     Fourth Quarter.............................     $ 2 13/16      $ 2
2000
     First Quarter (through March 8, 2000)......     $ 2 9/16       $ 2

     At March 8, 2000, there were approximately 1,700 holders of record of the shares of common stock.


Dividend Policy

     The declaration and payment of dividends by Homestead are subject to the discretion of the Board of Directors. Any determination as to the payment of dividends will depend upon the results of operations, capital requirements and financial condition of Homestead and such other factors as the Board of Directors deems relevant. The Board of Directors in past years retained cash flow to finance Homestead's growth and for general corporate purposes and, therefore, has not paid any cash dividends since Homestead's formation in 1996. In addition, Homestead's line of credit, as amended and restated February 29, 2000, restricts payment of dividends to 50% of free cash flow, as defined.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data relating to the historical financial condition and results of operations of Homestead for the years indicated. The following selected financial data is qualified in its entirety by, and should be read in conjunction with, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements and related notes thereto included in Item 14 to this report. Amounts provided in the table are in thousands, except per share data and statistical data.

                                                                                           YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------------------
                                                              1999        1998            1997        1996 (1)    1995 (1)
                                                         -------------  ------------ -----------  ------------  ----------

OPERATIONS SUMMARY:
Revenues:

     Room revenue......................................  $     223,500 $    139,681 $    58,397   $   33,071    $ 18,337
     Other revenue.....................................          2,137        1,638         719          492         366
                                                         -------------  ------------ -----------  ------------  ----------
          Total revenues...............................        225,637      141,319      59,116       33,563      18,703
                                                         -------------  ------------ -----------  ------------  ----------
Operating expenses:
     Property operating expenses (2)...................         98,009       57,231      23,954       16,166       9,229
     Corporate operating expenses......................         33,013       24,255      15,623        4,112       1,322
     Special charges (3)...............................         65,296        7,240         --           --          --
     Depreciation and amortization.....................         42,247       34,244      12,130        4,443       2,343
                                                         -------------  ------------ -----------  ------------  ----------
          Total operating expenses.....................        238,565      122,970      51,707       24,721      12,894
                                                         -------------  ------------ -----------  ------------  ----------
Operating (loss) income................................        (12,928)      18,349       7,409        8,842       5,809
Interest income........................................            984          952         552          211         --
Interest expense, net of capitalized interest..........        (51,264)     (23,190)     (2,190)      (5,971)     (2,958)
                                                         -------------  ------------ -----------  ------------  ----------
(Loss) earnings before extraordinary item..............        (63,208)      (3,889)      5,771        3,082       2,851
Extraordinary item - gain (loss) on early extinguishment
  of debt..............................................          5,849      (25,344)         --          --          --
                                                         -------------  ------------ -----------  ------------  ----------

(Loss) earnings before cumulative effect of
  accounting change....................................        (57,359)     (25,233)       5,771        3,082       2,851
Cumulative effect of accounting change.................        (14,230)        --           --           --          --
                                                         --------------  ------------ -----------  ------------  ----------
Net (loss) earnings....................................  $     (71,589)  $   (29,233) $      5,771 $      3,082  $    2,851
                                                         ==============  ============ ============ ============  ==========
Share Data:(4)
Weighted average shares outstanding....................         87,094       37,639      23,578          N/A         N/A
Diluted weighted average shares outstanding............         87,094       37,639      43,502          N/A         N/A
Pro forma weighted average shares outstanding..........             N/A         N/A         N/A       11,392         N/A
Basic (loss) earnings per share........................  $       (0.82)$      (0.78)$      0.24          N/A         N/A
Diluted (loss) earnings per share......................  $       (0.82)$      (0.78)$      0.18          N/A         N/A
Pro forma earnings per share...........................             N/A         N/A         N/A   $     0.27         N/A
FINANCIAL POSITION:
Property and equipment, net............................  $   1,039,991  $  1,137,869 $   715,497  $   255,608   $  105,002
Total assets  .........................................  $   1,133,440  $  1,218,391 $   783,949  $   322,968   $  108,965
Lines of credit........................................  $     125,449  $    357,080 $    96,808  $        --   $       --
Mortgage note payable..................................  $       --     $    122,028 $       --   $       --    $       --
Convertible mortgage notes payable.....................  $     221,334  $    221,334 $   301,606  $   101,309   $       --
Other debt to affiliate................................  $       --     $        --  $       --   $       --    $   80,144
Shareholders' equity...................................  $     608,337  $    458,025 $   328,931  $   204,003   $   22,971
OTHER DATA:
EBDADT - Basic(5)...................................... $     (22,052)  $     29,957 $    17,902  $     8,468   $    5,194
Dilutive convertible mortgage interest.................           --          10,988       8,483        2,319         --
                                                        --------------  ------------ -----------  ------------  ----------
EBDADT - Diluted (5)................................... $     (22,052)  $     40,945 $    19,385  $    10,787   $    5,194
EBITDA(6)                                               $      29,308   $     52,593 $    19,539  $    13,285   $    8,152
Cash provided by (used in):
     Operating activities.............................. $      43,870   $     43,818 $    25,976  $    12,261   $    6,019
     Investing activities.............................. $     (20,633)  $   (461,369)$  (398,721) $  (115,453)  $  (48,116)
     Financing activities.............................. $     (14,634)  $    426,721 $   368,304  $   108,711   $   43,065
STATISTICAL DATA (FOR ALL OPERATING PROPERTIES):
Occupancy                                                        70.2%         70.4%       74.7%        78.8%        76.6%
Average weekly rate(7)................................. $         349   $       301  $      253   $      222    $     212
Weekly RevPAR(8)....................................... $         245   $       212  $      189   $      175    $     162
Property operating income margin(9)....................          56.3%         59.2%       59.2%        51.9%        50.7%



 .........

(1) On October 17, 1996, Homestead acquired the Homestead Village trademark and operating systems from Security Capital and 54 and 26 properties operating or to be operated under the Homestead Village trademark from Security Capital Pacific Trust ("PTR") and Security Capital Atlantic Incorporated ("ATLANTIC"), respectively. The acquisitions were through the merger of various wholly-owned subsidiaries of Security Capital, PTR and ATLANTIC. The mergers of subsidiaries of Security Capital and ATLANTIC were accounted for as purchases and thus their results are included only for periods subsequent to October 17, 1996. The merger of the subsidiaries of PTR was accounted for as a combination of entities under common control in a manner similar to a "pooling of interests," thus their results were combined with Homestead for 1996 and 1995. Prior to October 17, 1996, Homestead had no significant activities, thus substantially all 1996 results of operations through the date of the mergers and all of the summary selected financial information in 1995 represents that of the subsidiaries acquired from PTR.

(2) Property operating expenses consist of all expenses directly related to the operation of the properties and do not include an allocation of corporate operating expenses. Property operating expenses include primarily salaries and wages, utilities, insurance, maintenance and supply costs and property taxes.

(3) The $7.24 million special charge in 1998 consists primarily of expense for severance of internal development department personnel and abandonment of selected pursuits to acquire development sites. The $65.3 million special charge consists primarily of write-downs on land held for sale, write-offs of pursuit costs, and severance of personnel related to Homestead's cessation of its development program.

(4) Prior to the mergers described in note (1) above, the assets of Homestead were owned by subsidiaries of PTR and were managed by subsidiaries of Security Capital. The shares and equity interests of these entities differed substantially from the shares, warrants and convertible mortgage notes outstanding after the mergers. Therefore, management does not believe that historical earnings per share data for 1996 and prior is meaningful. Pro forma earnings per share for 1996 assume issuance of shares for acquisition of the subsidiaries of PTR as of the beginning of 1996 and assume shares issued to Security Capital and ATLANTIC were outstanding since the closing date of the mergers.

     For the years ended December 31, 1999 and 1998 diluted weighted average shares outstanding are the same as basic weighted average shares outstanding as convertible debt is not assumed to be converted and exercise of options is not assumed as the effects are anti-dilutive in periods of loss.

(5) EBDADT means earnings before depreciation, amortization and deferred taxes. Basic EBDADT for Homestead is total revenues, plus interest income, less property operating expenses, corporate overhead, non-real property depreciation, interest expense and current tax expense. Diluted EBDADT adds back convertible mortgage net interest expense when the effect would be dilutive. EBDADT does not represent cash generated from operating activities in accordance with generally accepted accounting principles ("GAAP"), is not to be considered as an alternative to net earnings or any other GAAP measurement of operating performance and is not necessarily indicative of cash available to fund all cash needs. Homestead has included EBDADT herein because Homestead believes that it is one measure used by certain investors to determine operating cash flow. EBDADT, as calculated above, may not be comparable to other similarly titled measures of other companies.

(6) EBITDA means earnings before interest, income taxes, depreciation and amortization. EBITDA does not represent cash generated from operating activities in accordance with GAAP, is not to be considered as an alternative to net earnings or any other GAAP measurement of operating performance and is not necessarily indicative of cash available to fund all cash needs. Homestead has included EBITDA herein because Homestead believes that it is one measure used by certain investors to determine operating cash flow. EBITDA, as calculated above, may not be comparable to other similarly titled measures of other companies.

(7) Average weekly rate is determined by dividing room revenue by the number of guest room days occupied for the period and multiplying by seven.


(8) Weekly revenue per available room ("RevPAR") is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.

(9) Property Operating Income Margin is property operating income (property revenues less property operating expenses) divided by property revenues.


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


     The statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which Homestead operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the important factors that could cause Homestead's actual results to differ materially from those expressed in the forward-looking statements are (i) changes in general economic conditions in its target markets that could adversely affect demand for Homestead's properties, (ii) the effects of increased or unexpected competition with respect to one or more properties,
(iii) availability to Homestead of debt or equity financing, (iv) the matters described under "--Risks Factors," (v) changes in financial markets and interest rates that could adversely affect Homestead's cost of capital and its ability to meet its financing needs and obligations, (vi) weather, and (vii) the ability of potential buyers of land held for sale to obtain financing for such purchases.


OVERVIEW

     Homestead's overall results of operations and financial position have been significantly influenced by its development program and the financing activities required to support it. The tightening of capital markets for real estate operating companies and lodging companies which began in 1998 and continued in 1999 had an adverse effect on Homestead's ability to continue its high growth program of acquisition of land sites and construction of properties. In October 1998, Homestead reorganized its development effort and recorded a $7.24 million special charge. Such charge primarily related to the severance of certain development personnel and abandonment of selected pursuits of development sites due to the limited availability of additional funds for development. Payment of the final costs accrued for this special charge were made in second quarter 1999 and no additional liability remains.

     In the second quarter of 1999, Homestead determined, based on its inability to obtain financing for development of sites beyond those properties already in construction, to end its development program. As of the beginning of the second quarter of 1999, Homestead had substantial investments in ownership of land for development and in costs of pursuits of additional development sites. As of May 1999, all land previously held for development became land held for sale, all pursuits for acquisition of additional sites for development were abandoned, and Homestead began reduction of overhead costs and personnel to reflect a company with stabilized operations of 136 properties. Homestead recorded a special charge of $65.3 million in the second quarter of 1999 consisting of approximately $43.5 million for write-downs of the carrying cost of land held for sale to its estimated fair value less estimated costs to dispose, approximately $7.1 million of write-offs of costs of pursuits and loss of non-refundable earnest money deposits, approximately $5.5 million for closing of administrative offices and discontinuing new initiatives, and approximately $9.2 million for the costs of severance of personnel.

     The $5.4 million of accrued special charge expenses at December 31, 1999 consist of $2.8 million of unpaid severance costs and $2.6 million for ongoing costs of closed offices and discontinuing new initiatives. There have been no changes in estimates of the special charge and management believes the write-downs of the carrying cost of land held for sale are adequate. Revisions to these estimates may be required based primarily upon the ultimate disposition of land held for sale.

     Carrying costs on the land sites, such as interest and property taxes, are expensed until the sites are disposed of and will continue to have a material adverse affect on earnings until disposal. Of the 24 land sites originally held for sale as of May 1999, one was sold in third quarter 1999 and ten were sold in the fourth quarter 1999. Sales of these parcels generated $72.6 million in net proceeds which was the primary source of the $73.6 million in pay downs on the working capital bank lines of credit secured by properties in 1999. Subsequent to year end 2 of the 13 remaining parcels were sold for total net proceeds of approximately $9.3 million. Upon amendment of the bank line of credit facility on February 29, 2000 all remaining land held for sale became unencumbered.

     As of December 31, 1999, Homestead had 136 Homestead Village properties in operation representing in the aggregate 18,176 rooms in 28 states. Homestead had 31 properties operating at the beginning of 1997 and opened an additional 40 properties during 1997. In 1998 Homestead opened 49 properties and in 1999 opened 16 properties. Homestead completed its last development property on August 30, 1999.

     Homestead's operating results are substantially influenced by (i) the demand for and supply of extended stay lodging in Homestead's markets and submarkets, (ii) occupancy and average weekly rate, and (iii) the effectiveness of property level operations. Capital and credit market conditions which affect Homestead's access to and cost of capital may influence future operating results.


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

     Net earnings (loss) for the years ended December 31, 1999, 1998 and 1997 were ($71.6) million, ($29.2) million, and $5.8 million, respectively. The net loss in 1999 includes (i) a cumulative effect of accounting change of $14.2 million relating to Homestead's adoption in 1999 of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities", (ii) incurrence of a special charge of $65.3 million, and (iii) the gain on extinguishment of debt of $5.8 million recorded as an extraordinary item in the fourth quarter of 1999. The net loss in 1998 includes (i) a third quarter loss on extinguishment of debt of $25.3 million recorded as an extraordinary item and (ii) incurrence of a special charge of $7.24 million. Net loss before the extraordinary item and cumulative effect of an accounting change increased $59.3 million in 1999 from the $3.9 million net loss before extraordinary item in 1998. This change is primarily due to the special charge expense of $65.3 million in 1999. A discussion of other major components of net earnings or loss follows.


Property Operations

     For analysis purposes Homestead categorizes its operating properties as either "stabilized" or "pre-stabilized." For purposes of this report, the term "stabilized" means those properties which obtained 80% occupancy for a one-week period or have been opened for 24 weeks and "pre-stabilized" means all other operating properties. For comparisons of full year data the properties included as stabilized are those stabilized as of the beginning of the fourth quarter of each year.

     Whether considering the entire operating property portfolio or its categories, Homestead's property-level revenue performance for 1999 as compared to 1998 and 1997 is characterized by higher weekly rates offset by lower occupancy levels. The occupancy decreases are attributable to (i) competition in markets characterized by an oversupply of extended stay hotels (predominantly in the southwestern United States) and (ii) the effect on occupancy due to rate increases in early 1999 at Homestead versus competitor rate levels (experienced in the portfolio generally). Beginning in late second quarter 1999 Homestead lowered rates in selected markets which were experiencing competitive pressures and believes the increases in occupancies and revenues in the latter half of 1999 were partially due to these actions.

     The following table sets forth operating performance information for 1999, 1998 and 1997. The information is for Homestead's total operating property portfolio.

                                                                CHANGE                CHANGE
                                                                (1999                 (1998
                                                      1999    OVER 1998)    1998    OVER 1997)     1997
                                                    - ------  ----------- -------   -----------  ------
            Weekly RevPAR.........................       $245       15.6%   $212           12.2%     $189
            Average Weekly Rate...................       $349       16.0%   $301           19.0%     $253
            Occupancy.............................       70.2%      (0.2)   70.4%          (4.3)     74.7%
            Property Operating Income Margin......       56.3%      (2.9)   59.2%           --       59.2%

     Homestead's new property openings were the primary reason for room revenue increases of $83.8 million (60%) in 1999 over 1998 and $81.3 million (139.2%) in 1998 over 1997. Properties open for their first full year in 1999 and 1998 were the next most significant reason for room revenue increases. The increase in room revenue was also due to increases in the average weekly rate of $48.06 in 1999 and $47.86 in 1998. The average weekly rate increases in 1999 and 1998 were partially offset by slightly lower overall occupancies in 1999 versus 1998 and in 1998 versus 1997. The occupancy decreases in 1999 and 1998 are attributable to the effect of competition in markets described below for "same-store" properties for 1999 and 1998.

     Total property operating expenses increased $40.8 million (71.3%) in 1999 over 1998 and $33.3 million (138.9%) in 1998 over 1997, primarily due to the increase in the number of operating properties as noted above. A secondary reason for the 1999 increase in property operating expenses over 1998 was due to additional services such as longer operating hours and travel agent commissions.


Same-Store Properties

     Homestead had 89 properties which were operating throughout both 1999 and 1998, and classified as stabilized ("same store properties"). RevPAR for 1999 for same-store properties increased to $233 from $218 in 1998. The RevPAR increase was due primarily to an average weekly rate growth of 9.7%. The slight decrease in occupancy is attributed to competition in markets primarily in the southwestern United States and an increase in Homestead's average weekly rates. Beginning in the latter part of second quarter 1999 management reduced room rates in selected markets to improve occupancy. Management continues to review property level expenses in areas such as the number of new operating programs, extended operating hours, job definitions and scheduling of personnel in order to improve the property operating income margin.

     Homestead had 39 properties which were operating throughout both 1998 and 1997, and classified as stabilized. RevPAR for 1998 for same-store properties increased to $214 from $200 in 1997. The RevPAR increase was due primarily to an average weekly rate increase of 9.2% offset by a decrease in occupancy from 79.5% in 1997 to 77.9% in 1998. The decrease in occupancy is attributed to competition in markets primarily in the southwestern United States characterized by an oversupply of extended stay lodging and an increase in Homestead's average weekly rates.


Stabilized Properties Operations

     RevPAR for the 133 stabilized properties in 1999 increased to $245 from $218 for the 89 stabilized properties in 1998, an increase of 12.5%. These improvements are primarily attributable to a 17.8% increase in average weekly rate offset in part by a decrease in occupancy to 70.3% from 73.6%. Again, the decrease in occupancy is attributable to competition in markets primarily located in the southwestern United States and an increase in Homestead's average weekly rates.

     RevPAR for the 89 stabilized properties in 1998 increased to $218 from $200 for the 39 stabilized properties in 1997, an increase of 9.0%. These improvements are primarily attributable to a 17.9% increase in average weekly rate offset in part by a decrease in occupancy to 73.6% from 79.5%. The decrease in occupancy is attributable to the effect of competition in markets and increases in average weekly rates noted above for "same-store" properties.

Corporate Operating Expenses

     Corporate operating expenses (in all cases after capitalization of costs directly associated with Homestead's development activity) increased $8.8 million in 1999 over 1998 and $8.6 million in 1998 over 1997. The increase in 1999 over 1998 is attributed to increases of approximately $1.5 million in sales and marketing expenses, $1.3 million in additional reservation system costs upon full implementation for full year 1999, approximately $2.5 million in administrative services related to the increases in operating sites, a loss for construction related claims of approximately $0.75 million, approximately $1.5 million of incremental development overhead expenses which were not capitalizable due to declining development activity in 1999 and the remainder of the increase related primarily to expenses incurred to dispose of the land held for sale and land holding costs.

     Corporate operating expenses decreased approximately $814,000, $2.2 million and $2.9 million for the three months ended December 31, 1999 versus the third quarter of 1999, the second quarter of 1999 and the first quarter of 1999, respectively. The decreases in corporate operating expenses reflect the changes in the organization of the company and the reductions of personnel and other costs initiated in fourth quarter 1998 and second quarter 1999.

     The increased corporate operating expense in 1998 over 1997 is attributed to the continued growth of the company since the first half of 1997 when Homestead was still developing a corporate infrastructure in support of a rapidly growing entity and includes increases in costs for additional personnel in operations, marketing and finance.


Depreciation and Amortization

     Depreciation and amortization increased $8.0 million (23.4%) in 1999 over 1998 and $22.1 million (182.3%) in 1998 over 1997. Depreciation of the cost of properties and improvements is provided using the straight-line method over the estimated useful lives of owned assets and over the lease term for capital lease assets. Depreciation and amortization expense (exclusive of amortization for trademark and intangibles) increased approximately $8.0 million (25.0%) in 1999 over 1998 and $21.3 million (202.0%) in 1998 over 1997 due to the increased number of properties operating each year.

     Amortization expense increased $42,000 (1.7%) in 1999 over 1998 and $843,000 million (52.8%) in 1997 over 1996. Amortization of the trademark and other intangibles is calculated on a straight-line basis over a period of 20 years. The increase in amortization in 1998 over 1997 was due to amortization of increases in the total recorded cost of the Homestead Village trademark and other intangible assets.


Interest Income

     Interest income of $984,000, $952,000 and $552,000 for 1999, 1998 and 1997,
respectively, resulted from investment of excess cash on hand.

Interest Expense

     The following summarizes Homestead's interest expense (in thousands):


                                                                         YEAR ENDED DECEMBER 31,
                                                                        1999       1998      1997
                                                                     ---------- ---------- ---------

            Lines of credit facilities.............................  $   23,816 $  16,929  $   2,137
            Convertible mortgage notes.............................      20,197    26,293     69,791
            Capital lease obligation...............................      11,838       --         --
            Mortgage note payable..................................       1,282     4,394        --
            Convertible debentures.................................         --        157        --
            Other   ...............................................         574       732          9
                                                                     ---------- ---------- ---------
                 Total interest cost...............................      57,707    48,505     71,937
            Capitalized interest...................................     (6,443)   (25,315)   (69,747)
                                                                     ---------- ---------- ----------
                 Net interest expense..............................  $   51,264 $  23,190  $   2,190
                                                                     ========== =========  =========

            Amortization of deferred financing costs included in
               interest cost.......................................  $    3,289 $   2,994  $  50,923
                                                                     -========= =========  =========

     Interest costs on lines of credit borrowings increased $6.9 million in 1999 over 1998 and $14.8 million in 1998 over 1997 due primarily to higher average outstanding balances of $264.6 million in 1999 as compared to $179.9 million in 1998 and $17.5 million in 1997.

     Interest cost on the convertible mortgage notes decreased $6.1 million in 1999 as compared to 1998 as a result of the early extinguishment of $98 million of Homestead convertible mortgage notes in the third quarter 1998. Homestead incurred $1.3 million in interest cost in 1999 and $4.4 million in interest cost in 1998 relating to the mortgage note which funded the extinguishment. On February 23, 1999, this mortgage note was repaid with proceeds from the sale of properties discussed in "Note 4 - Debt" to the financial statements included herein in Item 14. Homestead incurred $11.8 million in interest cost in 1999 as a result of the leaseback of such properties under a capital lease.

     Interest cost on convertible mortgages decreased $43.5 million in 1998 as compared to 1997 due to the inclusion in 1997 of the amortization of non-cash mortgage financing costs arising from the issuance of warrants to obtain the convertible mortgage financing commitments and the differential between the conversion price of the mortgages and the value of Homestead's stock.

     Interest cost on borrowings is offset by interest capitalized with respect to Homestead's development activities. Capitalized interest levels reflect Homestead's cost of funds and the level of development activity. Capitalized interest decreased by $18.9 million in 1999 as compared to 1998 due to the curtailment of development activity in 1999. By the end of third quarter 1999 all development had been completed and Homestead had no further capitalization of interest for the remainder of 1999. For 1997, Homestead's level of construction and development activity versus the level of debt financing was the reason for capitalization of nearly all interest incurred.

LIQUIDITY AND CAPITAL RESOURCES

Investing and Financing Activities

     During the years ended December 31, 1999, 1998, and 1997, Homestead invested $93.7 million, $461.4 million and $398.7 million, respectively, in Homestead Village properties and completed development of 16 properties in 1999, 49 properties in 1998 and 40 properties in 1997. The amounts invested in 1999 were financed primarily from bank lines of credit and cash flow from operations. Financing in 1998 was primarily from proceeds from bank lines of credit, a January 1998 rights offering of common stock, cash flow from operations and the final funding of the convertible mortgage notes commitments. The 1997 investments were financed primarily by proceeds of the convertible mortgage note funding commitments, proceeds from bank lines of credit and exercise of warrants to purchase common stock.

     Homestead reduced its debt and long-term liabilities from $708.5 million at December 31, 1998 to $487.6 million at December 31, 1999 by paying off the $200 million Bridge Facility with proceeds received from the May 1999 common stock rights offering, reducing its Working Capital Facilities by $73.6 million (primarily by utilizing $72.6 million in net proceeds generated by land sales), and settling a $7.9 million long-term liability through the payment of $2.1 million in cash. Additionally Homestead paid off the short-term $122 million mortgage note with the proceeds of a sale and long-term leaseback of properties.

     Subsequent to year end 1999 Homestead has made payments totaling $31.5 million on the bank line of credit reducing its line of credit debt to $93.9 million. On February 29, 2000 Homestead entered into an amended and restated bank credit facility which allows for $110 million of total borrowings of which $35 million is available on a revolving basis. The amended and restated line matures February 28, 2003, bears interest at LIBOR plus 2.5%, is secured by 64 operating properties, permits payment of dividends based upon a definition of free cash flow, and requires maintenance of financial ratio and coverage covenants.

     With the completion of development of all sites which were in construction, termination of plans to develop other land owned, no further pursuit of acquisition of sites for development, and the debt reductions and refinancing described above, Homestead's needs for financing are substantially reduced. Homestead believes it will have adequate cash resources from cash on hand and cash flow from operations to fund its needs for debt service, payment of severances and other special charge liabilities, and payment of the remaining construction retainage. In addition Homestead may generate additional cash flow by the sale of the remaining land held for sale, but no assurance can be given that such sales will occur or provide significant net proceeds. While Homestead believes it will continue to generate positive cash flow from operation of its properties, there can be no assurance of generation of cash from future operations due to the risks of operations of lodging properties including competitive pressures, rates, occupancies, and costs of operation. Additionally, Homestead's ability to meet its obligations could be adversely affected by increases in interest rates.

Operating Activities

     Net cash flow provided by operating activities increased by $52,000 for the year ended December 31, 1999 as compared to 1998 and $17.8 million (68.7%) for 1998 as compared to 1997. These increases are due primarily to the growing number of Homestead operating properties as described under "--Results of Operations for the Years ended December 31, 1999, 1998, 1997", with the increase from 1998 to 1999 largely offset by components of the special charge expenses requiring cash.


IMPACT OF YEAR 2000

     The Year 2000 issue arose as many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore, did not properly recognize a year that began with "20" instead of the familiar "19." Homestead adopted a Year 2000 compliance program in an attempt to minimize or prevent the number and seriousness of any disruptions that could have occurred as a result of the Year 2000 issue. Homestead's compliance program included an assessment of its hardware and software computer systems ("information technology" systems) and embedded systems ("non-information technology" systems such as lighting, security, fire, card keys, phones, irrigation, elevators, and heating, ventilation, and air conditioning systems), as well as an assessment of the Year 2000 issues relating to third parties with which Homestead had a material relationship or whose systems were material to the operations of Homestead's properties.

     As a result of Homestead's and its vendors' due diligence and preparations, no significant Year 2000 related problems or failures have been experienced by Homestead to date.

RISK FACTORS

Significant influence of principal shareholder may impact Homestead management and operations

     Security Capital owns approximately 87.0% of the issued and outstanding common shares of Homestead and therefore controls approximately 87.0% of the vote on matters submitted for shareholder action, including the election of directors. Pursuant to an investor agreement with Homestead, Security Capital currently has the right to nominate up to two directors of Homestead. Additionally, so long as Archstone owns at least $20 million principal amount of convertible mortgage notes, it is entitled to nominate one person as a director of Homestead. The directors so elected are in a position to exercise significant influence over the affairs of Homestead if they were to act together in the future. C. Ronald Blankenship, Interim Chairman and Chief Executive Officer and a Director is the nominee of Security Capital under the Security Capital investor agreement. John C. Schweitzer, a director of Homestead, is the nominee of Archstone under the investor agreement. Further, John P.
Frazee, a director of Homestead, is also a Director of Security Capital.

     For so long as Security Capital beneficially owns at least 50.1% or more of Homestead's outstanding common shares, Security Capital has the right to approve, among other significant matters:

     (1) Homestead's annual operating budget and substantial deviations there-from;
     (2) acquisitions or dispositions in a single transaction or group of related transactions where the purchase price exceeds $1 million;
     (3)  property management arrangements;
     (4)  the declaration or payment of any dividend or other distribution;
     (5) the offer or sale of any shares of stock of Homestead or any securities convertible into shares of stock of Homestead;
     (6)  the   incurrence,   restructuring,   renegotiation   or  repayment  of
          indebtedness which exceeds $1 million;
     (7) entering into contracts of $1 million individually or $5 million in the aggregate,
     (8) entering into joint ventures for development of properties in which Homestead contributes properties of $1 million individually or $5 million in the aggregate,
     (9)  entering into franchising or licensing agreements,
     (10) amendment of the articles of incorporation or bylaws of Homestead, and
     (11) waiver of anti-takeover provisions of Maryland law or Homestead's articles of incorporation.

     Additionally so long as Security Capital owns at least 10% of the shares of Homestead's common stock, Homestead may not increase of the number of directors to more than seven.

     Accordingly, due to the foregoing, for so long as it continues to beneficially own at least 50.1% of Homestead's outstanding common shares, Security Capital will retain significant influence over the affairs of Homestead which may result in decisions that do not fully represent the interests of all shareholders of Homestead.

     Additionally, as a result of Security Capital's ownership in Homestead exceeding 80% after the closing of the May 1999 common stock rights offering, Homestead's results, post rights offering, are included in the federal income tax return of Security Capital. Security Capital may utilize tax operating losses generated by Homestead subsequent to May 1999. In order for Security Capital to utilize the net operating loss carryforwards generated by Homestead through May 1999, Homestead must generate future taxable income. To the extent Homestead's net operating loss carryforwards are so utilized on Security Capital's federal tax return, such loss carryforwards will not be available to Homestead in the future. Homestead and Security Capital have entered into a tax allocation agreement which provides for tax liability or refund payments between the entities as determined by a defined calculation of Homestead's proportionate share of taxable income versus the total of taxable income for all entities filing as part of Security Capital's federal tax return. The agreement also provides that if a capital transaction were to occur where Security Capital owned less than 50% of Homestead after the transaction, all net operating loss carryforwards generated by Homestead through May 1999 would inure to Security Capital. For 1999 no amounts were paid or due under the agreement.

Competition and overdevelopment could adversely affect Homestead's operations

     Each Homestead property is located in a developed area that includes competing properties, including traditional hotels, extended stay hotels and corporate apartments. The number of competitors in a particular area could have a material adverse effect on occupancy, average weekly rates and weekly revenue per available room in that market. Competition within the extended stay lodging market has increased substantially. In several markets where Homestead has properties, there is intense competition for the extended stay customer which has already affected occupancy and weekly revenue per available room for these properties. Further, there can be no assurance that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities or significantly expand or improve properties in markets in which Homestead competes, thereby materially adversely affecting Homestead's business and results of operations.

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

Homestead is subject to a substantial amount of indebtedness

     At December 31, 1999, Homestead's total indebtedness was approximately $487.6 million, which subsequent to year end 1999 has been reduced by payments totaling $31.5 million on the bank line of credit. If Homestead is at any time unable to generate sufficient cash flow from operations to service its debt or satisfy other covenants under its loan agreements, which include limitations on the amount of additional indebtedness that Homestead can incur, Homestead would be required to seek refinancing or amendment of its debt arrangements. There can be no assurance that any such refinancing or amendment would be possible or that any additional financing could be obtained on terms that are favorable or acceptable to Homestead. The amount of Homestead's indebtedness may also make Homestead more vulnerable to economic downturns and may limit its ability to withstand adverse changes or to capitalize on business opportunities.

     Additionally, all of Homestead's owned operating properties have been pledged as collateral to secure the payment of Homestead's indebtedness. If Homestead were to default in the payment of any of the secured indebtedness, Homestead could lose the properties securing such debt. The loss of such properties could have a material adverse effect on Homestead's financial condition and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Homestead's exposure to market risk for changes in interest rates relates primarily to its line of credit facility.

     The table below provides information about Homestead's financial instruments that are sensitive to changes in interest rates, including estimated fair values for Homestead's interest rate sensitive liabilities as of December 31, 1999. As the table incorporates only those exposures that exist as of December 31, 1999, it does not consider exposures which could arise after that date. Moreover, because there were no firm commitments to actually sell the obligations at fair value as of December 31, 1999, the information presented has limited predictive value. As a result, Homestead's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during a future period and prevailing interest rates. Dollar amounts in the following table are in thousands.


                                                   EXPECTED MATURITY/PRINCIPAL REPAYMENT
                                        NOMINAL                  DECEMBER 31,
                                       INTEREST                  ------------                          TOTAL     FAIR
                                         RATE     2000    2001    2002     2003     2004  THEREAFTER  BALANCE  VALUE(1)
                                         ----    ------  ------  -------   ----     ----  ----------  -------  --------
Interest-Sensitive Liabilities:
    Line of credit facility--variable
      rate (2)........................    8.98% $125,449 $  --   $    -- $  --    $  --   $    --   $ 125,449 $ 125,449
    Convertible mortgage notes--fixed
      rate............................    9.00% $    --  $  --   $    -- $  --    $  --   $ 221,334 $ 221,334 $ 217,953
    Capital lease obligation--fixed rate   9.8% $  3,837 $ 4,230 $ 4,663 $ 5,141  $ 5,667 $ 117,316 $ 140,854 $ 143,351

------------

(1) The estimated fair value of obligations extending beyond a one-year maturity as of December 31, 1999 were calculated by discounting the stream of cash payments of each obligation using a rate which, in management's judgement, represents an interest rate obtainable by Homestead as of December 31, 1999 on a similar instrument.

(2) On February 29, 2000, Homestead amended and restated its line of credit facility which included an extension of the maturity date to February 28, 2003.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Homestead's Balance Sheet as of December 31, 1999 and 1998, and its Statements of Operations, Shareholders' Equity and Cash Flows for the years ended December 31, 1999, 1998 and 1997, together with the report of Arthur Andersen LLP, independent auditors, are included under Item 14 of this report and are incorporated herein by reference. Selected quarterly financial data is presented in "Note 10 - Selected Quarterly Financial Data" to the financial statements included herein in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding the executive officers of Homestead, see "Item 1. Business--Directors and Officers of Homestead." The information regarding the directors of Homestead is incorporated herein by reference to the description under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Homestead's definitive proxy statement for its 2000 annual meeting of shareholders (the "2000 Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

     Incorporated  herein by  reference  to the  description  under the captions
"Director   Compensation"  and  "Executive   Compensation"  in  the  2000  Proxy
Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to the description under the caption "Principal Shareholders" in the 2000 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the description under the caption "Certain Relationships and Transactions" in the 2000 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this report:

          (a) Financial Statements and Schedules:

               1.  Financial Statements:

                    See Index to Financial Statements on page 32 of this report

               2. All other  schedules  have  been  omitted  since the  required information is presented in the financial statements and the related notes or is not applicable.

               3. Exhibits:

                    See Index to Exhibits, which is incorporated herein by reference.

          (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report

                 Date                Items Reported         Financial Statements
            October 7, 1999          Item 5, Item 7                  No


          (c) Exhibits:

               The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

                          INDEX TO FINANCIAL STATEMENTS

Reports of Independent Public Accountants.......................................................    33


Balance Sheets as of December 31, 1999 and 1998.................................................    34


Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997...................    35


Statements of Shareholders' Equity for the Years Ended December 31, 1999, 1998 and 1997.........    36


Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997...................    37


Notes to Financial Statements...................................................................    38


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Homestead Village Incorporated:

     We have audited the accompanying consolidated balance sheets of Homestead Village Incorporated and subsidiaries, a Maryland corporation, as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Homestead Village Incorporated's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homestead Village Incorporated and subsidiaries as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                           ARTHUR ANDERSEN LLP

Atlanta, Georgia
January 28, 2000
                                       33

                                          HOMESTEAD VILLAGE INCORPORATED

                                                  BALANCE SHEETS
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                                                                    DECEMBER 31,
                                           ASSETS                                               1999           1998
                                                                                            ------------  -------------
Current assets:
     Cash and cash equivalents............................................................  $     20,747  $      12,144
     Accounts receivable, net of allowance................................................         5,767          5,910
     Funds held in escrow.................................................................            --          1,701
     Other current assets.................................................................         1,821          1,132
                                                                                            ------------  -------------
          Total current assets............................................................        28,335         20,887
                                                                                            ------------  -------------
Property and equipment....................................................................     1,111,999      1,186,652
   Less accumulated depreciation..........................................................       (72,008)       (48,783)
                                                                                            ------------- --------------
Net investment in property and equipment..................................................     1,039,991      1,137,869
                                                                                            ------------  -------------
Deferred loan costs, net of accumulated amortization......................................         1,588          1,063
Trademark and intangibles, net of accumulated amortization................................        41,796         44,279
Deposits and pursuit costs................................................................            --          7,830
Other assets .............................................................................        21,730          6,463
                                                                                            ------------  -------------
          Total assets....................................................................  $  1,133,440  $   1,218,391
                                                                                            ============  =============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Lines of credit......................................................................  $    125,449  $     357,080
     Capital lease obligation, current....................................................         3,837            --
     Development costs payable, including retainage.......................................         1,101         24,330
     Due to affiliate.....................................................................           882            335
     Accrued interest payable to affiliate................................................         1,882          1,882
     Mortgage note payable................................................................            --        122,028
     Accrued real estate taxes............................................................         7,628          5,681
     Accounts payable and other accrued expenses..........................................        12,269         10,135
     Accrued payroll and related accrued expenses.........................................         8,332          7,969
     Accrued special charge expenses......................................................         5,372          1,528
                                                                                            ------------  -------------
          Total current liabilities.......................................................       166,752        530,968
Capital lease obligation, noncurrent......................................................       137,017            --
Convertible mortgage notes payable to affiliate...........................................       221,334        221,334
Other long-term liabilities...............................................................           --           8,064
                                                                                            ------------- -------------
          Total liabilities...............................................................       525,103        760,366
                                                                                            ------------  -------------
Commitments and contingencies (Note 12)
Shareholders' equity:
     Common stock, $.01 par value, 249,823 shares authorized, 120,031 shares issued
        and outstanding in 1999 and 38,255 shares issued and outstanding in 1998..........         1,200            383
     Preferred stock, 177 shares authorized, none issued..................................            --            --
     Additional paid-in capital...........................................................       694,930        474,337
     Accumulated deficit..................................................................       (87,724)       (16,135)
     Less deferred compensation...........................................................           (69)          (560)
                                                                                            ------------  -------------
          Total shareholders' equity......................................................       608,337        458,025
                                                                                            ------------  -------------
          Total liabilities and shareholders' equity......................................  $  1,133,440  $   1,218,391
                                                                                            ============  =============


               The accompanying notes are an integral part of the
                             financial statements.

                                          HOMESTEAD VILLAGE INCORPORATED

                                             STATEMENTS OF OPERATIONS
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                             1999           1998          1997
                                                                       -------------    -----------    ----------
Revenues:
     Room revenue..................................................... $     223,500    $  139,681     $   58,397
     Other revenue....................................................         2,137         1,638            719
                                                                       -------------    -----------    ----------
          Total revenues..............................................       225,637       141,319         59,116
                                                                       -------------    -----------    ----------
Operating expenses:
     Property operating expenses......................................        98,009        57,231         23,954
     Corporate operating expenses.....................................        33,013        24,255         15,623
     Special charges (Note 3).........................................        65,296         7,240            --
     Depreciation and amortization....................................        42,247        34,244         12,130
                                                                       -------------    -----------    ----------
          Total operating expenses....................................       238,565       122,970         51,707
                                                                       -------------    -----------    ----------
Operating (loss) income...............................................       (12,928)       18,349          7,409
Interest income.......................................................           984           952            552
Interest expense, net of capitalized interest.........................       (51,264)      (23,190)        (2,190)
                                                                       --------------   -----------    -----------
(Loss) earnings before income taxes, extraordinary item
   and cumulative effect of accounting change.........................       (63,208)       (3,889)         5,771
Provision for income taxes............................................           --            --             --
                                                                       --------------   -----------    -----------
(Loss) earnings before extraordinary item
   and cumulative effect of accounting change.........................       (63,208)       (3,889)         5,771
Extraordinary item-gain (loss) on early extinguishment of debt........         5,849       (25,344)           --
                                                                       --------------   -----------    -----------
(Loss) earnings before cumulative effect of accounting change.........       (57,359)      (29,233)         5,771
Cumulative effect of accounting change for organizational,
   pre-opening and start-up activities................................       (14,230)          --             --
                                                                       --------------   -----------    -----------
Net (loss) earnings................................................... $     (71,589)   $  (29,233)    $    5,771
                                                                       ==============   ===========    ===========

Basic weighted average shares outstanding.............................        87,094        37,639         23,578
                                                                       =============    ===========    ===========
Diluted weighted average shares outstanding...........................        87,094        37,639         43,502
                                                                       =============    ===========    ===========

Net (loss) earnings per share:
     Basic (loss) earnings before extraordinary item
        and cumulative effect of accounting change.................... $       (0.73)   $    (0.11)    $     0.24
     Extraordinary item - gain (loss) on early extinguishment
       of debt........................................................          0.07         (0.67)           --
     Cumulative effect of accounting change...........................         (0.16)          --             --
                                                                       --------------   -----------    -----------
     Basic (loss) earnings per share.................................. $       (0.82)   $    (0.78)    $     0.24
                                                                       ==============   ===========    ===========

     Diluted (loss) earnings before extraordinary item
        and cumulative effect of accounting change.................... $       (0.73)   $    (0.11)    $     0.18
     Extraordinary item - gain (loss) on early extinguishment
        of debt.......................................................          0.07         (0.67)           --
     Cumulative effect of accounting change...........................         (0.16)          --             --
                                                                       --------------   -----------    -----------
     Diluted (loss) earnings per share................................ $       (0.82)   $    (0.78)    $     0.18
                                                                       ==============   ===========    ===========



               The accompanying notes are an integral part of the
                             financial statements.
                                       35

                                          HOMESTEAD VILLAGE INCORPORATED

                                        STATEMENTS OF SHAREHOLDERS' EQUITY
                                   YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                         (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                               RETAINED
                                               COMMON STOCK       ADDITIONAL   EARNINGS   SHARES
                                            NUMBER        PAR      PAID-IN   (ACCUMULATED   IN      DEFERRED      TOTAL
                                           OF SHARES     VALUE     CAPITAL    DEFICIT)    ESCROW  COMPENSATION   EQUITY
                                          -----------  --------- ----------  ---------   --------- ----------- ---------
Balances at December 31, 1996...........   19,689,130  $     197 $  224,352  $   7,327   $(26,477) $    (1,396)$ 204,003
    Repurchase of restricted common stock     (12,600)       --        (126)       --        --            --       (126)
    Amortization of deferred compensation         --         --         --         --        --            459       459
    Deferred compensation adjustment for
      forfeitures.......................          --         --         (78)       --        --             78       --
    Release of shares from escrow.......          --         --         --         --     24,224           --     24,224
    Other issuance of common stock......          750        --          14        --        --            --         14
    Issuance of common stock for
exercise of                                 8,127,626         81     81,195        --        --            --     81,276
      warrants..........................
    Financing costs for issuance of
      convertible mortgage notes........          --         --      13,310        --        --            --     13,310
    Net earnings........................          --         --         --       5,771       --            --      5,771
                                         -----------   --------- ----------  ---------   --------- ----------- ---------
Balances at December 31, 1997...........   27,804,906        278    318,667     13,098    (2,253)         (859)  328,931
    Sale of common stock--rights offering. 10,426,840        104    154,137        --        --            --    154,241
    Sale of restricted stock to officer.       31,250          1        499        --        --           (500)      --
    Repurchase of restricted common stock      (8,450)       --         (85)       --        --            --        (85)
    Amortization of deferred compensation         --         --         --         --        --            667       667
    Deferred compensation adjustment for
      forfeitures.......................          --         --        (132)       --        --            132       --
    Release of shares from escrow.......          --         --         --         --      2,253           --      2,253
    Financing costs for issuance of
      convertible mortgage notes........          --         --       1,251        --        --            --      1,251
    Net loss............................          --         --         --     (29,233)      --            --    (29,233)
                                          -----------  --------- ----------   ---------  --------- ----------- ---------
Balances at December 31, 1998...........   38,254,546        383    474,337    (16,135)      --           (560)  458,025
    Sale of common stock--rights offering. 81,818,181        818    220,933        --        --            --    221,751
    Repurchase of restricted common stock    (41,250)         (1)      (107)       --        --            --      (108)
    Amortization (reversal) of deferred
      compensation......................          --         --        (444)       --        --            202     (242)
    Deferred compensation adjustment
      for forfeitures...................          --         --        (289)       --        --            289       --
    Principal payments on notes
      receivable from officers..........          --         --          70        --        --            --         70
    Forgiveness of principal on notes
      receivable from officers..........          --         --         430        --        --            --        430
    Net loss............................          --         --         --    (71,589)       --            --    (71,589)
                                         -----------  --------- ----------   ---------  --------- -----------  ---------
Balances at December 31, 1999........... 120,031,477 $    1,200 $  694,930   $(87,724)  $    --   $       (69) $ 608,337
                                         ============  ========= ==========  =========  ========= ===========  ==========




               The accompanying notes are an integral part of the
                             financial statements.
                                       36

                                          HOMESTEAD VILLAGE INCORPORATED

                                             STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                       1999      1998      1997
                                                                                    --------- --------- -------

Operating activities:
    Net earnings (loss)...........................................................  $(71,589) $ (29,233)$  5,771
    Adjustments  to  reconcile  net  earnings  (loss)  to net cash  provided  by operating activities:
        Special charge write-offs and asset write-downs...........................     51,587     2,077       --
        Extraordinary item - (gain) loss on early extinguishment of debt..........    (5,849)    25,344       --
        Cumulative effect of accounting change....................................     14,230       --        --
        Depreciation and amortization.............................................     42,247    34,244    12,130
        Deferred and other compensation...........................................       (48)       667       459
        Amortization of prepaid rent..............................................       --         --        250
        Amortization of deferred loan costs.......................................      3,289     3,685       632
    Change in assets and liabilities:
        Decrease (increase) in accounts receivable, net of change in allowance....        143    (3,940)   (1,160)
        Decrease (increase) in funds held in escrow...............................      1,701    (1,701)      --
        Increase in other current assets..........................................      (689)      (400)     (246)
        Increase in accounts payable and other accrued expenses...................      2,147     5,994     1,229
        Increase in accrued real estate taxes.....................................      1,947     2,781       835
        (Decrease) increase in accrued interest on convertible mortgage notes.....       --        (658)    1,687
        Increase in accrued payable and related accrued expenses..................        363     3,228     4,472
        Increase in accrued special charge........................................      3,844     1,528       --
        Increase (decrease) in due to affiliate...................................        547       202       (83)
                                                                                    --------- ---------- --------
            Net cash provided by operating activities.............................     43,870    43,818    25,976
                                                                                    --------- ---------- --------
Investing activities:
    Investment in properties, excluding development costs payable.................   (93,722)  (461,831) (388,103)
    Proceeds from sale of land....................................................     72,995       --        --
    Decrease (increase) in deposits and pursuit costs.............................        695     2,994    (7,366)
    Increase in other assets......................................................      (600)   (2,532)    (3,252)
                                                                                    --------- ---------- --------
            Net cash used in investing activities.................................   (20,633)  (461,369) (398,721)
                                                                                    --------- ---------- --------
Financing activities:
    Proceeds from lines of credit.................................................     41,920   390,272    96,808
    Payments on lines of credit...................................................  (273,551)  (130,000)      --
    Deferred loan costs for lines of credit.......................................    (3,814)    (3,370)   (1,404)
    Sale of property and equipment, net...........................................    127,360       --        --
    Payments on capital lease obligation..........................................    (4,146)       --        --
    Proceeds from convertible mortgage notes payable..............................       --      17,013   191,750
    Payment of convertible mortgage notes payable.................................       --     (98,028)      --
    Payment to extinguish debt....................................................       --     (25,344)      --
    Proceeds from mortgage note payable...........................................       --     122,028       --
    Payment of mortgage note payable..............................................  (122,028)       --        --
    Proceeds from sale of shares, net of expenses.................................    221,751   154,241       --
    Repurchase of restricted common stock.........................................      (108)       (85)     (126)
    Exercise of warrants for common stock.........................................       --         --     81,276
    Payments on other long-term liabilities.......................................    (2,088)        (6)      --
    Principal payments on notes receivable from officers..........................         70       --        --
                                                                                    --------- ---------- --------

            Net cash (used in) provided by financing activities...................   (14,634)   426,721   368,304
                                                                                    --------- ---------- --------

Net increase (decrease) in cash and cash equivalents..............................      8,603     9,170    (4,441)
Cash and cash equivalents, beginning of year......................................     12,144     2,974     7,415
                                                                                    --------- ---------- --------
Cash and cash equivalents, end of year............................................  $  20,747 $  12,144 $   2,974
                                                                                    ========= ========= =========

Non cash investing and financing transactions:
    Increase in property and equipment and lease obligation from capital lease....  $ 145,000 $    --   $     --
                                                                                    ========= ========= =========
    Loan costs resulting from issuance of warrants and convertible mortgage debt..  $    --   $  1,251  $  13,310
                                                                                    ========= ========= =========
    Increase in property and equipment, and increase in development cost payable..  $    --   $    --   $  22,752
                                                                                    ========= ========= =========
    Increase in property and equipment, and other long term liabilities...........  $    --   $    --   $   8,070
                                                                                    ========= ========= =========
    Increase in trademark and intangibles arising from release of shares in escrow  $    --   $  2,253  $  24,224
                                                                                    ========= ========= =========
    Increase in property and equipment from capitalization of loan costs..........  $    --   $  1,249  $  51,703
                                                                                    ========= ========= =========

               The accompanying notes are an integral part of the
                             financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

NOTE 1--DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

     Homestead Village Incorporated ("Homestead"), a Maryland corporation formed January 26, 1996, operates moderately priced, extended stay lodging properties under the Homestead Village trademark in selected markets in the United States. Homestead's extended stay lodging rooms are designed to appeal primarily to the corporate business traveler. Homestead and its predecessor entities, which have purpose-built all Homestead Village properties, have targeted infill locations proximate to major business centers and convenient to services desired by its customers. As of December 31, 1999, Homestead had 136 properties in operation in 28 states representing a total of 18,176 rooms.

     Homestead acquired the Homestead Village trademark and operating systems necessary to develop and operate the properties from Security Capital Group Incorporated ("Security Capital"), and acquired 80 extended stay lodging assets operating or to be operated under the Homestead Village trademark from two investees of Security Capital, Security Capital Pacific Trust ("PTR") and Security Capital Atlantic Incorporated ("ATLANTIC") through a series of merger transactions (the "Mergers") on October 17, 1996. The acquisitions of the trademark, operating system and properties was through the merger of various wholly-owned subsidiaries of Security Capital, PTR and ATLANTIC in exchange for common stock of Homestead.

     PTR and ATLANTIC agreed to provide convertible mortgage funding commitments (see Note 4), and Security Capital provided interim financing to Homestead prior to the Mergers and the lease of office space for one year subsequent to the Mergers, all in exchange for warrants to purchase Homestead common stock (see
Note 5).

     Security Capital owns 87.0% of Homestead's outstanding common stock as of December 31, 1999. Homestead has received significant financing from Security Capital through Security Capital's exercise of Homestead warrants from the date of the Mergers through October 1997 (the expiration date of the warrants) and Security Capital's participation in the January 1998 and May 1999 common stock rights offerings. Security Capital also provides certain services to Homestead under an administrative services agreement described in Note 7.

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

                         HOMESTEAD VILLAGE INCORPORATED

New Accounting Rules

     In April 1998 Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") was issued which requires that costs associated with organizational, pre-opening, and start-up activities be expensed as incurred. SOP 98-5 was effective for fiscal years beginning after December 15, 1998. Through the end of 1998, Homestead capitalized costs associated with pre-opening and start-up activities and amortized such costs over a two-year period. Homestead adopted SOP 98-5 beginning with its 1999 fiscal year and wrote-off unamortized organizational, pre-opening and start-up costs of $14.2 million as a cumulative effect of adoption of an accounting standard in first quarter 1999. No financial statement amounts were restated upon adoption of the new standard. Depreciation and amortization for the years ended 1998 and 1997 include $5.5 million and $2.3 million, respectively for the amortization of such start-up costs.

     In June 1998, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, establishing standards for the accounting and reporting for derivative instruments. The new rules, which become effective January 1, 2001 as amended by Statement of Financial Accounting Standards No. 137, are not expected to have a material impact on Homestead's financial position or results of operations.

Cash and Cash Equivalents

     Homestead considers all cash on hand, demand deposits with financial institutions and short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Property and Equipment and Depreciation  - Owned Properties

     Property and equipment are stated at cost. Incremental costs directly related to the acquisition, development or improvement of real estate, including interest and salaries and related costs for site acquisition and supervision of construction, have been capitalized. Maintenance and repairs are charged to operations as incurred; major renewals and improvements are capitalized. Costs incurred in connection with the pursuit of successful site acquisitions were capitalized, while costs associated with unsuccessful site acquisitions have been expensed at the time the pursuit is abandoned.

     Depreciation is computed by the straight-line method principally over the following estimated useful lives:

      Buildings and improvements.............................20-40 years
      Furniture, fixtures and equipment...................... 3-10 years

     Pre-opening and start-up costs incurred related to the opening of new properties up to December 31, 1998 were capitalized and were amortized by the straight-line method over two years. During 1999, pre-opening and start-up costs were expensed as incurred.

     Land held for sale is stated at the lower of cost or estimated fair value less estimated costs to dispose.

Property and Equipment Under Capital Lease

     Property and equipment under the capital lease are stated at the net present value of minimum lease payments, not exceeding fair market value at the original date of the lease. Leased property and equipment assets of $145 million are being amortized over the approximate 17 year lease term. Maintenance and repairs are charged to operations as incurred. Renewals and improvements are funded by monies paid into an escrow account for that purpose, and, as ownership of the leased properties and equipment and the renewals and improvements escrow account remain with the lessor at the end of the lease, no such amounts are capitalized.

                         HOMESTEAD VILLAGE INCORPORATED

Long-Lived Assets and Long-Lived Assets To Be Disposed Of

     Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of ("SFAS 121"), requires that long-lived assets to be held and used by an entity be reviewed for impairment whenever the carrying amount of an asset may not be recoverable. SFAS 121 also requires that certain long-lived assets to be disposed of be reported at the lower of carrying amount or estimated fair value less cost to sell. Homestead reviews its long-lived assets for impairment on a quarterly basis. Based on the provisions of SFAS 121, Homestead determined that no impairment provision of the carrying cost of its properties or other long-lived assets is necessary at December 31, 1999.

Trademarks and Intangibles

     In the Mergers, Homestead acquired the Homestead Village trademark and certain operating systems for the development and operation of Homestead Village properties from Security Capital. These intangible assets were valued at $48.5 million. Homestead's issuance of shares for the acquisition of the Security Capital subsidiaries in the Mergers were issued in part directly to Security Capital and in part to an escrow agent in proportion to the actual funding commitments fulfilled by PTR and ATLANTIC. The amount initially recorded as an asset by Homestead of $22 million represented the pro rata portion of the actual funding provided by PTR and ATLANTIC as of the date of the Mergers to the total expected funding to be provided under their funding commitment agreements. As shares were released from escrow in proportion to additional fundings received, additional intangible assets have been recorded. All remaining escrowed shares were released in 1998. Homestead is amortizing the intangible assets on the straight-line basis over a period of 20 years. Trademark and intangibles are presented net of accumulated amortization of $6,673,000 and $4,190,000 as of December 31, 1999 and 1998, respectively.

Deferred Costs

     Homestead has incurred certain costs in obtaining its lines of credit. The deferred financing costs related to the lines of credit have been deferred and are being amortized over the terms of the respective lines of credit. Deferred line of credit loan costs are presented net of accumulated amortization of $1,480,000 and $3,712,000 as of December 31, 1999 and 1998, respectively.

     Deferred financing costs recorded in conjunction with the issuance of the warrants in the Mergers and fundings under the convertible mortgage funding commitments have been fully amortized.

Interest

     The following summarizes Homestead's interest expense (in thousands):

                                                                         YEAR ENDED DECEMBER 31,
                                                                        1999       1998       1997
                                                                     ---------- ---------- -------

            Lines of credit facilities.............................  $  23,816  $  16,929  $   2,137
            Convertible mortgage notes.............................     20,197     26,293     69,791
            Capital lease obligation...............................     11,838        --         --
            Mortgage note payable..................................      1,282      4,394        --
            Convertible debentures.................................         --        157        --
            Other   ...............................................        574        732          9
                                                                     ---------  ---------- ---------
                 Total interest cost...............................     57,707     48,505     71,937
            Capitalized interest...................................     (6,443)   (25,315)   (69,747)
                                                                     ---------- ---------- ----------
                 Net interest expense..............................  $  51,264  $  23,190  $   2,190
                                                                     =========  =========  =========

            Amortization of deferred financing costs included in
               interest cost.......................................  $   3,289  $   2,994  $  50,923
                                                                     =========  =========  =========

                                       40

                         HOMESTEAD VILLAGE INCORPORATED

     During  1999,   1998  and  1997,  the  total  interest  paid  in  cash  was
$54,705,000, $41,873,000 and $18,134,000, respectively.

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

Revenue Recognition

     Room revenue and other income are recognized when earned, utilizing the accrual method of accounting. A provision for possible bad debts is made when collection of receivables is considered doubtful. Accounts receivable are presented net of allowances of $604,000 and $269,000 as of December 31, 1999 and 1998, respectively.

Per Share Data

     Basic  earnings  (loss) per share is  calculated  by dividing  net earnings
(loss) available to common shareholders by weighted average common shares outstanding. Diluted earnings (loss) per share is equivalent to basic earnings
(loss) per share unless dilution results from a calculation which divides adjusted earnings available to common shareholders by adjusted weighted average common shares outstanding. Adjusted earnings available for common shareholders adds back all net interest expense from convertible debt. Adjusted weighted average shares outstanding includes any dilutive effect of options and warrants using the treasury stock method and the dilutive effect of convertible debt. For the years ended December 31, 1999 and 1998 exercise of options and conversion of debt is not assumed as the effects are anti-dilutive in loss periods.

     A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (loss) per share before extraordinary items and cumulative effect of an accounting change follows (in thousands, except per share amounts):

                                                                           1999      1998      1997
                                                                        --------- ---------- ---------

            Net earnings (loss) attributable to common shares
               before extraordinary items and cumulative effect of
               accounting change......................................  $ (63,208)$  (3,889) $   5,771
            Net convertible mortgage interest.........................        --        --       1,922
                                                                        --------- ---------- ---------
            Adjusted earnings (loss) before extraordinary items and
               cumulative effect of accounting charge.................  $ (63,208)$  (3,889) $   7,693
                                                                        ========= ========== =========

            Weighted average shares outstanding--basic.................     87,094    37,639     23,578
            Incremental options and warrants..........................        --        --       2,000
            Conversion of convertible mortgage notes..................        --        --      17,924
                                                                        --------- ---------- ---------
            Adjusted weighted average shares outstanding--diluted......     87,094    37,639    43,502
                                                                        ========== ========== =========

            Net  earnings  (loss)  per  share  before  extraordinary  items  and cumulative effect of accounting change:
                 Basic................................................  $   (0.73)$   (0.11) $    0.24
                                                                        ========== ========== =========
                 Diluted..............................................  $   (0.73)$   (0.11) $    0.18
                                                                        ========== ========== =========

                                       41

                         HOMESTEAD VILLAGE INCORPORATED

Reclassifications

     Certain of the 1998 and 1997 financial statements amounts have been reclassified to conform to the 1999 presentation.

NOTE 2--PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (dollars in thousands):

                                                                               DECEMBER 31,
                                                          -------------------------------------------------
                                                                     1999                     1998
                                                          -----------------------  ------------------------
                                                           NUMBER OF               NUMBER OF
                                                          PROPERTIES/  CARRYING   PROPERTIES/   CARRYING
                                                            PARCELS     AMOUNT      PARCELS      AMOUNT
                                                          ----------  ----------  ----------- ------------
            Operating properties:
               Owned properties:
                 Land...................................              $  197,226               $  191,694
                 Buildings and improvements.............                 658,668                  645,235
                 Furniture, fixtures and equipment......                  88,145                  108,446
                                                                      ----------               ----------
               Subtotal, owned properties...............       118       944,039       120        945,375
               Properties under a capital lease.........        18       145,000        --             --
                                                             -----    ----------      ----     ----------
                                                               136     1,089,039       120        945,375
                                                              ====                    ====
            Properties under construction...............        --            --        16        110,891
                                                              ====                   =====
            Properties in planning (land owned for
               development).............................        --            --        18        126,054
                                                              ====                   =====
            Land held for sale, including excess
               parcels..................................        13        22,960         4          4,332
                                                             =====    ----------      ====     ----------
                 Total..................................              $1,111,999               $1,186,652
                                                                      ==========               ==========

     Land held for sale at December 31, 1999 consists of one urban site, eight suburban sites, and four excess parcels located adjacent to operating properties (see "Note 3 - Special Charges").

NOTE 3--SPECIAL CHARGES

     In fourth quarter 1998, in light of the difficult environment in capital markets for real estate operating companies and lodging companies and the resulting limited availability of new financing for additional commitments for developments, Homestead reorganized its internal development department and terminated approximately 40 full-time persons. In conjunction with the severance of development personnel and changed expectations to pursue development of selected sites under contract for acquisition, Homestead recorded a special charge primarily for severance of personnel and abandonment of pursuits totaling $7.24 million. Payment of the final costs accrued for this special charge were made in second quarter 1999 and no additional liability remains.

     In the second quarter of 1999, Homestead determined, based on its inability to obtain financing for development of sites beyond those already in construction, to end its development program. As of the beginning of the second quarter, Homestead had substantial investments in ownership of land for development and in costs of pursuit of additional development sites. As of May 1999, all land previously held for development became held for sale, all pursuits for acquisition of additional sites for development were abandoned, and Homestead began reduction of overhead costs and personnel to reflect a company with stabilized operations of 136 properties. Homestead recorded a special charge of $65.3 million in the second quarter of 1999 consisting of

                         HOMESTEAD VILLAGE INCORPORATED
approximately $43.5 million for write-downs of the carrying cost of land held for sale to its estimated fair value less estimated costs to dispose, approximately $7.1 million of write-offs of costs of pursuits and loss of nonrefundable earnest money deposits, approximately $5.5 million for closing of administrative offices and discontinuing new initiatives, and approximately $9.2 million for the costs of severance of approximately 110 full-time persons.

     The $5.4 million of accrued special charge expenses at December 31, 1999 consist of $2.8 million of unpaid severance costs and $2.6 million for ongoing costs of closed offices and discontinuing new initiatives. There have been no changes in estimates of the special charge and management believes the write-downs of the carrying cost of land held for sale are adequate. Revisions to these estimates may be required based primarily upon the ultimate disposition of land held for sale.

     Carrying costs on the land sites, such as interest and property taxes, are expensed until the sites are disposed of and will continue to have a material adverse affect on earnings until disposal. Of the 24 land sites originally held for sale as of May 1999, one was sold in third quarter 1999 and ten were sold in the fourth quarter 1999. Sales of these parcels generated $72.6 million in net proceeds. Six of the remaining 13 land sites are subject to the security interests of the lenders under the Working Capital Facilities (see "Note 4 -- Debt") and any sale of the encumbered sites requires the consent of the lenders. Proceeds from the sale of encumbered sites will be used to repay the Working Capital Facilities.

NOTE 4--DEBT

     The following table summarizes Homestead's outstanding debt and other long-term liabilities as of December 31, 1999 and 1998.

                                                                                   DECEMBER 31,
                                                                         ----------------------------------
                                                                               1999              1998
                                                                               ----              ----
       Lines of credit facilities:
          Secured by suburban properties and land......................  $    125,449       $  128,080
          Secured by urban land........................................            --           29,000
          Secured by a subscription receivable from
            Security Capital...........................................            --          200,000
                                                                         ------------       ----------
            Total lines of credit facilities...........................       125,449          357,080
       Capital lease obligation........................................       140,854               --
       Convertible mortgage notes......................................       221,334          221,334
       Mortgage note payable...........................................            --          122,028
       Other long-term liabilities.....................................            --            8,064
                                                                         ------------       ----------
           Total debt and other long-term liabilities..................  $    487,637       $  708,506
                                                                         ============       ==========

Credit Facilities

     On March 18, 1999 Homestead entered into amended and restated credit agreements to, among other things, extend the revolving line of credit facility secured by suburban properties and land to December 31, 2000 and extend the line of credit facility secured by urban land (together the "Working Capital Facilities") to the earlier of December 31, 2000, or the dates of repayment of amounts borrowed under the line. The line secured by suburban properties and land was increased to $170 million total borrowing capacity (from $150 million), subject to collateral requirements, and the interest terms adjusted to be a margin of 2.0% to 3.0% over LIBOR or alternatively 1.0% to 2.0% over prime or 1.5% to 2.5% over the federal funds rate, with the margin dependent on the percentage of borrowings outstanding versus qualifying collateral. At December 31, 1999 the line was secured by 64 operating properties (historical cost of $584.6 million) and six land parcels (carrying value of $9.3 million). Any future additional collateral under the $170 million line was limited to suburban properties that are stabilized. The facility secured by urban land was adjusted to $30 million total borrowing capacity (from $50 million), subject to collateral requirements, and the interest terms adjusted to 3.0% over 43 LIBOR

                         HOMESTEAD VILLAGE INCORPORATED
or alternatively 2.0% over prime or 2.5% over the federal funds rate. The line secured by urban sites was paid in full during the fourth quarter of 1999, thus terminating the facility.

     The amended and restated Working Capital Facilities require maintenance of the following financial covenants effective with first quarter 1999:

          o limiting total liabilities to no more than 55% of gross asset value, as defined;

          o limiting total indebtedness to no more than 50% of gross asset value, as defined;

          o maintaining a ratio of earnings before interest, taxes, depreciation and amortization to interest expense, as defined, ranging from 1.25 to 1.0 for first quarter 1999 up to 1.90 to 1.0 by fourth quarter 2000;

          o maintaining a ratio of earnings before interest, taxes, depreciation and amortization to debt service and preferred stock dividends, as defined, ranging from 1.0 to 1.0 for first quarter 1999 to 1.25 to 1.0 by fourth quarter 2000;

          o maintaining a ratio of net property operating income to implied debt service, as defined, ranging from 1.4 to 1.0 for first quarter 1999 to 2.25 to 1.0 by fourth quarter 2000;

          o maintaining minimum tangible net worth, as defined, of no less than 85% of the year end 1998 amount, as defined, adjusted for net proceeds of equity offerings; and

          o    maintaining positive net sources and uses of funds.

     In addition, under the renewed Working Capital Facilities, distributions or dividends on equity are prohibited; total cost, as defined, of projects in development cannot exceed 25% of gross asset value, as defined, in 1999 or 15% in 2000; and Homestead's business activities will be limited to development, ownership and operation of extended stay hotels.

     As of December 31, 1999, Homestead had an outstanding balance of $125.4 million under the Working Capital Facilities, all of which was outstanding on the line secured by suburban properties and land. Homestead reduced its lines of credit debt by $73.6 million from the $199 million outstanding under the Working Capital Facilities as of the end of the first quarter of 1999 primarily by utilizing the $72.6 million in net proceeds generated by land sales.

     In November 1999, Homestead entered into an interest rate cap agreement on $70,000,000 of the line of credit which capped this portion of the debt at LIBOR of 6.25%, before applicable margin, from November 15, 1999 through February 15, 2000. At December 31, 1999, the actual LIBOR on the $70,000,000 was 6.48%, before applicable margin.

     Homestead had an additional $200 million bank line of credit facility (the "Bridge Facility") which bore interest at the Eurodollar rate plus 1.25% or at a base rate of prime plus 0.25%. Proceeds from the consummation of the rights offering (see "Note 5 - Shareholders' Equity") were used to repay the $200 million Bridge Facility on May 28, 1999. The bank's commitment under the Bridge Facility and the obligation of Security Capital under its subscription agreement for $200 million of subordinated debentures of Homestead expired upon repayment of the facility.

     Homestead's weighted average stated interest rate was 8.98% and 7.30% on lines of credit borrowings outstanding as of December 31, 1999 and 1998, respectively.

     Homestead was in compliance with all covenants under its credit facilities as of December 31, 1999.

                         HOMESTEAD VILLAGE INCORPORATED

Convertible Mortgage Notes Payable

     At December 31, 1999 Homestead owed convertible mortgage notes to Archstone Communities Trust ("Archstone"), formerly PTR, in the principal amount of $221.3 million. The notes are collateralized by mortgages on 54 Homestead properties with a historical cost of $359.3 million. The notes accrue interest at 9.0% on the principal amount, and require interest only payments every six months on May 28 and November 28 of each year. The notes are due October 31, 2006, and are callable on or after May 28, 2001. The notes are convertible, at the option of the holder, into 21,191,262 shares of Homestead common stock (a conversion ratio equal to one share of common stock for every approximate $10.44 of principal amount outstanding). The conversion ratio was adjusted in accordance with the terms of the notes upon the issuance of shares in the May 1999 rights offering. Previously, the conversion ratio was $11.50 (19,246,402 shares). Deferred financing costs and the discount on the respective fundings have been fully amortized. No further funding commitment is available under the mortgage notes.

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

     The mortgage note payable was repaid with the proceeds of a sale lease-back transaction on February 23, 1999.

Capital Lease Obligation

     On February 23, 1999, Homestead completed a sale and lease-back of 18 of the 26 Homestead properties collaterizing the $122 million mortgage note which was due June 1999. Hospitality Properties Trust purchased the properties for $145 million. Homestead operates the properties under a long-term lease through December 2015 and pays a minimum rent of approximately $16 million per year and a minimum $1.5 million per year payment to a furniture, fixtures and equipment reserve. Homestead posted a security deposit equal to one year's rent. The majority of the proceeds from the sale were used to repay the $122 million mortgage note and post the approximate $16 million security deposit.

     The lease is considered a capital lease for financial reporting purposes and thus the present value of the minimum lease payments discounted at approximately 9.8% has been recorded as an asset of $145,000,000, to be amortized over the lease term, and an obligation, which will be reduced over the term of the lease by allocating rent payments between interest expense and reduction of the lease obligation. Future minimum payments aggregate $17,460,000 per year, or a total of $279,360,000 over the years 2000 through 2015, of which $138,506,000 represents interest. The balance of the obligation at December 31, 1999 was $140,854,000.

                         HOMESTEAD VILLAGE INCORPORATED

     The lease also provides for two extension periods of 15 years each at the option of Homestead, requires payment of percentage rents beginning July 2000 based on increases in revenues over a base period, and requires the greater of a minimum of $125,000 per month or a percentage of revenues be paid to a furniture, fixtures and equipment reserve to be used for capital expenditures.

Other Long-Term Liabilities

     Homestead had a series of agreements with an unaffiliated person ("Finder") who developed the Homestead Village concept and performed certain services. The agreements extended through February 5, 2043 and provided for quarterly payments to Finder for assistance in the site location, development and initial operations of the first 39 Homestead Village properties.

     On October 25, 1999, Homestead paid the Finder $2.1 million in full settlement of all amounts due under the agreements, and the agreements and Homestead's obligation to pay any future amounts to Finder were terminated. The difference between the $7.9 million carrying amount of the long-term liability at the time of repayment and the amount paid to terminate the agreements resulted in a gain of $5.8 million which was recorded as an extraordinary item in the fourth quarter 1999.

NOTE 5--SHAREHOLDERS' EQUITY

Common Stock Rights Offerings

     On May 28, 1999, Homestead completed a common stock rights offering with the sale of 81,818,181 shares for $225 million in gross proceeds ($2.75 per share). Security Capital purchased 77,749,220 shares in the rights offering at the same price paid by the public. Following the completion of the rights offering, Security Capital owns 87.0% of Homestead's outstanding common shares. Net proceeds of $221.7 million were used to repay the $200 million Bridge Facility and accrued interest; payment of interest on the convertible mortgages, Working Capital Facilities, and other long-term liabilities; payment of construction in progress costs; and to provide working capital for general corporate purposes. Security Capital's obligations under a subscription agreement which secured the Bridge Facility wer terminated as a result of Security Capital's participation in the rights offering and the repayment of the Bridge Facility.

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

Shelf Registration

     In November 1998, Homestead filed a shelf registration statement with the Securities and Exchange Commission for up to $356,402,600 of any combination of preferred stock, debt securities and securities warrants, and up to a total of $500,000,000 including common stock not previously issued from Homestead's November 1997 shelf registration. The securities issuable under the registration, which was declared effective November 23, 1998, may be offered from time to time, at amounts, at prices and on terms to be set forth at the time of the offerings. As of December 31, 1999, $275,000,000 of securities were available to be issued under the November 1998 shelf registration.
                                       46

                         HOMESTEAD VILLAGE INCORPORATED

Stock Based Compensation Plans

In 1996, Homestead established two stock compensation plans, the 1996 Long-Term Incentive Plan (the "1996 Incentive Plan") and the 1996 Outside Directors Plans (the "Outside Directors Plan"). On June 23, 1999 the shareholders approved the adoption of the 1999 Long-Term Incentive Plan (the "1999 Incentive Plan" and together with the 1996 Incentive Plan, the "Incentive Plans"). Homestead elected to account for these plans under Accounting Principle Board Opinion No. 25 Accounting for Stock Issued to Employees, under which compensation costs are recognized as equal to the difference between the fair value of the Homestead stock at the date of grant or sale and the exercise or sale price. Total stock-based compensation expense (credit) related to these plans for 1999, 1998, and 1997 is $(242,000), $346,000, and $158,000, respectively, which is included in corporate operating expenses in the accompanying statements of operations.

     The following summarizes the pro forma effect on Homestead's net earnings for 1999, 1998 and 1997 had compensation cost for the grants of stock options been determined consistent with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (in thousands, except per share amounts):

                                                                  1999       1998       1997
                                                              ----------- ---------- ---------
            Net earnings (loss) before  extraordinary item and cumulative effect of accounting change:
                 As reported................................. $  (63,208) $  (3,889) $    5,771
                                                              =========== =========  ==========
                 Pro forma................................... $  (63,643) $  (5,445) $    5,392
                                                              =========== =========  ==========
            Basic earnings (loss) per share:
                 As reported................................. $    (0.73) $   (0.11) $     0.24
                                                              =========== =========  ==========
                 Pro forma................................... $    (0.73) $   (0.14) $     0.23
                                                              =========== =========  ==========
            Diluted earnings (loss) per share:
                 As reported................................. $    (0.73) $   (0.11) $     0.18
                                                              =========== =========  ==========
                 Pro forma................................... $    (0.73) $   (0.14) $     0.17
                                                              =========== =========  ==========

     Homestead may grant up to 10,000,000 shares of stock to its full time employees under the Incentive Plans and up to 100,000 shares of stock under the Outside Directors Plan. At December 31, 1999, 4,925,602 and 64,000 shares, respectively, were available for future grant under the Incentive Plans and Outside Directors Plan. The Incentive Plans options granted vest over four to five years and the Outside Directors Plan options vest upon grant. A summary of the status of Homestead's fixed stock compensation plans as of December 31, 1999, 1998 and 1997 and changes during those years is presented below:


                                                    1999                    1998                   1997
                                            ---------------------- -----------------------  ----------------------
                                                         Weighted-               Weighted-               Weighted-
                                                         Average                 Average                 Average
                                                         Exercise                Exercise                Exercise
     INCENTIVE PLAN & OUTSIDE DIRECTORS        Shares     Price       Shares      Price       Shares      Price
----------------------------------------   ------------  -------   ------------ ----------  ----------  ----------
     Outstanding at beginning of year....     3,701,373 $  11.33     2,721,561  $   15.39     584,000  $    11.18
          Granted........................     3,562,018 $   2.28     1,791,482  $    6.88   2,180,061  $    16.42
          Exercised......................          --   $    --            --   $     --          --   $     --
          Forfeited......................   (2,370,163) $  10.50      (811,670) $   15.13     (42,500) $    10.71
                                           ------------           -------------            ------------
     Outstanding at end of year..........     4,893,228 $   5.14     3,701,373  $   11.33   2,721,561  $    15.39
                                           =============          =============           =============
     Exercisable at end of year.........        377,345 $  12.60        54,250  $   12.19      10,000  $    14.35
                                           =============          =============           =============

     The weighted average fair value of options granted in the years ended December 31, 1999, 1998 and 1997 were $1.47, $3.42, and $6.12, respectively.

                         HOMESTEAD VILLAGE INCORPORATED

     The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                                   OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                              -------------------------------     -----------------------
                                                          WEIGHTED-
                                                           AVERAGE      WEIGHTED-                WEIGHTED-
                                              OPTION      REMAINING     AVERAGE      OPTION      AVERAGE
                                              SHARES     CONTRACTUAL    EXERCISE     SHARES      EXERCISE
     RANGE OF EXERCISE PRICES               OUTSTANDING      LIFE        PRICE    EXERCISABLE     PRICE
     ------------------------               -----------      ----        -----    -----------     -----
     $2.19................................   2,865,984       9.5      $    2.19          --         --
     $ 2.31 to $3.00......................     421,000       9.6      $    2.88          --         --
     $4.28................................     579,393       9.0      $    4.28       89,342  $    4.28
     $7.72 to $15.00......................     377,489       7.63     $   11.88       72,000  $   11.10
     $16.00 to $18.19.....................     649,362       7.71     $   16.45      216,003  $   16.54
                                           -----------                            ----------
     Totals...............................   4,893,228       9.1      $    5.14      377,345  $   12.60
                                           ===========                            ==========

     The fair value of each option grant on the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively; risk-free interest rates of 6.55%, 4.66% and 5.76%; no expected dividend yields; expected lives of 4.5, 4.5, and 5.0 years; expected volatility of 96%, 53% and 30%.

Warrants

     Homestead issued a total of 10,000,000 warrants on the date of the Mergers which entitled the holders to buy one share of Homestead common stock at the exercise price of $10 per share. Warrants were issued to PTR and ATLANTIC in exchange for entering into the convertible mortgage funding commitment agreements. Security Capital received 817,694 Homestead warrants for providing financing to Homestead during the time between the execution of the merger agreement and the closing date and for the use of office facilities for one year.

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

Rights Agreement

     On May 16, 1996, the Homestead Board of Directors declared and paid a dividend of one purchase right as defined per a rights agreement for each share of Homestead common stock outstanding to the holders of Homestead common stock of record on that date. The shares of Homestead common stock issued after May 16, and before the expiration of the purchase rights (May 16, 2006), will also be entitled to one purchase right for each share issued. Each purchase right entitles the holder to purchase one-hundredth of a participating preferred share of Homestead at $50, subject to adjustment as defined in the agreement. The

                         HOMESTEAD VILLAGE INCORPORATED

Board of Directors of Homestead through Homestead's Restated Charter is authorized to issue one or more series and to determine the number of preferred shares of each series and the rights of each series. The purchase rights will be exercisable only after a person or group of affiliated persons (other than Security Capital or Archstone) acquires 20% or more of the outstanding shares of common stock or offers to acquire 25% or more.


NOTE 6--INCOME TAXES

     As a result of Security Capital's ownership in Homestead exceeding 80% after the closing of the May 1999 rights offering, Homestead's results, post rights offering, will be included in the federal income tax return of Security Capital. Security Capital may utilize tax operating losses generated by Homestead subsequent to May 1999. In order for Security Capital to utilize the net operating loss carryforwards generated by Homestead through May 1999, Homestead must generate future taxable income. To the extent Homestead's net operating loss carryforwards are so utilized on Security Capital's federal tax return, such loss carryforwards will not be available to Homestead in the future. Homestead and Security Capital have entered into a tax allocation agreement which provides for tax liability or refund payments between the entities as determined by a defined calculation of Homestead's proportionate share of taxable income versus the total of taxable income for all entities filing as part of Security Capital's federal tax return. For 1999 no amounts were paid or due under the agreement.

     At December 31, 1999, Homestead had, for federal income tax reporting purposes, net operating loss carryforwards of approximately $127 million, which expire $4 million in the year 2011, $25 million in the year 2012, $50 million in the year 2018, and $48 million in the year 2019.

     Homestead presents in its financial statements its provision for taxes as though Homestead filed a separate return. Significant components of Homestead's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows (in thousands):

                                                                               1999              1998
                                                                            -----------        ---------
            Deferred tax assets:
                 Deferred financing costs................................     $ 18,329          $ 17,322
                 Lease obligation, mortgages and other liabilities.......        64,294            6,274
                 Net operating loss......................................        50,904           29,144
                                                                              ----------
                                                                              $ 133,527         $ 52,740
            Deferred tax liabilities:
                 Depreciable assets......................................       (92,835)         (23,078)
                                                                              ----------       ----------
            Valuation allowance..........................................       (40,692)         (29,662)
                                                                              ----------       ----------
            Net noncurrent deferred tax asset............................     $       --       $       --
                                                                              ==========       ==========

     Deferred tax assets relate primarily to: (1) the difference in the carrying amount of deferred financing costs recognized at formation and in connection with subsequent fundings of convertible mortgage notes payable for financial reporting purposes and the amount recognized for tax purposes; (2) the difference in the carrying amount of the lease obligation, convertible mortgage notes and other liabilities for financial reporting purposes and the amount recognized for tax purposes; and (3) tax net operating loss. Deferred tax liabilities relate primarily to the difference in the carrying amount and the methods of depreciation of certain depreciable assets for financial reporting purposes and the amount recognized for tax purposes. A valuation allowance has been recognized to offset the net deferred tax assets, due to the uncertainty of the ultimate realization of those deferred tax assets in future years.

                         HOMESTEAD VILLAGE INCORPORATED

     The difference between the provision for income taxes and the amounts computed by applying the statutory federal income tax rate to net income (loss) before income taxes and extraordinary item are (in thousands):

                                                                            1999      1998     1997
                                                                         --------- --------- ------

            Statutory rate applied to income (loss) before income
               taxes...................................................  $(25,283) $  (1,322)$  1,962
            Effect of permanent differences............................     1,030      1,065      616
                                                                         --------- ---------  -------
                                                                           (24,253)     (257)   2,578
            Provision of valuation allowance...........................     24,253       257   (2,578)
                                                                         --------- ---------  -------
            Income tax expense.........................................  $     --  $      --  $    --
                                                                         ========= =========  =======



NOTE 7--ADMINISTRATIVE SERVICES AGREEMENT

     Homestead and Security Capital have an administrative services agreement (the "Administrative Services Agreement"), pursuant to which Security Capital provides Homestead with administrative services with respect to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable administration, internal audit, cash management, human resources, management information systems, tax administration, research, shareholder communications and investor relations. Any arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. The Administrative Services Agreement, which expires December 31, 2000, is renewable for a one-year term, subject to approval by a majority of the independent members of the Homestead Board of Directors. Additionally Security Capital provides legal administration services under a separate agreement which expires December 31, 2000. Total administrative services fees for 1999, 1998, and 1997 were $5,201,000, $4,213,000, and $2,320,000, respectively.


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

     Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of Homestead's financial instruments, which include cash and cash equivalents, accounts receivable, other assets, development costs payable, accounts payable and accrued expenses approximate fair value as of December 31, 1999 and 1998 because of the short maturity of these instruments. Similarly, the carrying value of lines of credit balances approximate fair value at the balance sheet dates since the interest rates fluctuate based on published market rates.

     At December 31, 1999, the estimated fair value and the actual carrying value of the Homestead convertible mortgage notes payables were $218.0 million and $221.3 million, respectively.

                         HOMESTEAD VILLAGE INCORPORATED

NOTE 9--SAVINGS PLANS

     Homestead has a savings plan which qualifies under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to contribute up to 20% of their pretax salary, subject to the Internal Revenue Services annual deferral limit ($10,000 in 1999). Beginning in 1997, Homestead matched half of the first 6% of the employee's contribution. The matching contribution is invested in shares of Homestead common stock and vests over an employee's initial five-year period of service. In 1999, 1998 and 1997 Homestead's matching contribution totaled $355,000, $397,000, and $223,000, respectively.

     Homestead also has a Nonqualified Savings Plan ("NSP") to provide benefits for a select group of management or highly compensated employees, which was established effective January 1, 1998. The purpose of the NSP is to allow the employee the opportunity to defer the receipt and income taxation of a portion of compensation in excess of the amount permitted under the 401(k) Plan. Under the NSP, these employees may defer up to 35% of their annual salary and 100% of their annual target bonus. Under the NSP and in coordination with the 401(k) Plan, Homestead will match half of the first 6% of the employee's annual compensation since highly compensated employees were limited to a 4% and a 3% contribution in the 401(k) Plan in 1999 and 1998, respectively. The matching contribution is invested in shares of Homestead common stock and vests in the same manner as the 401(k) Plan.


NOTE 10--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data (in thousands, except per share amounts) for 1999 and 1998 is as follows:

                                                                   THREE MONTHS ENDED               TOTAL
                                                  ----------------------------------------------  ----------
                                                   MARCH 31    JUNE 30 SEPTEMBER 30  DECEMBER 31
                                                  ---------- --------- ------------- -----------

     1999:
          Revenues............................... $  48,151  $  55,802 $     61,414 $     60,270  $   225,637
                                                  ---------- --------- ------------ ------------  -----------
          Earnings (loss) before extraordinary
             item and cumulative effect of
             accounting change................... $  (4,732) $ (68,008)$      6,100 $      3,432  $   (63,208)
          Extraordinary item..................... $      --  $      -- $         -- $      5,849  $     5,849
          Cumulative effect of accounting
            change............................... $ (14,230) $      -- $         -- $         --  $   (14,230)
                                                  ---------- --------- ------------ ------------  -----------
          Net earnings (loss).................... $ (18,962) $ (68,008)$      6,100 $      9,281  $   (71,589)
                                                  ========== ========= ============ ============  ============
          Basic earnings (loss) per share........ $   (0.49) $   (0.99)$       0.05 $       0.08  $     (0.82)
                                                  ========== ========= ============ ============  ============
          Diluted earnings (loss) per share...... $   (0.49) $   (0.99)$       0.05 $       0.08  $     (0.82)
                                                  ========== ========= ============ ============  ============

     1998:
          Revenues............................... $  27,165  $  33,199 $     38,991 $     41,964  $   141,319
                                                  ========== ========= ============ ============  ============
          Earnings (loss) before extraordinary
             item................................ $   1,688  $   3,375 $      1,854 $    (10,806) $    (3,889)
          Extraordinary item..................... $      --  $      -- $    (25,344)$        --   $   (25,344)
                                                  ---------- --------- ------------ ------------  -----------
          Net earnings (loss).................... $   1,688  $   3,375 $    (23,490)$    (10,806) $   (29,233)
                                                  ========== ========= ============ ============  ============
          Basic earnings (loss) per share........ $    0.05  $    0.09 $      (0.61)$      (0.28) $     (0.78)
                                                  ========== ========= ============ ============  ============
          Diluted earnings (loss) per share...... $    0.05  $    0.09 $      (0.61)$      (0.28) $     (0.78)
                                                  ========== ========= ============ ============  ============

                                       51

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

     Homestead defines each of its properties as individual operating segments that have similar economic characteristics and, therefore, have been aggregated into one reportable segment, that being the operation of extended stay properties in its target markets in the United States. Homestead's chief operating decision maker relies on the net property operating income generated from its properties for purposes of making decisions about allocating resources and assessing segment performance.

     Reportable segment information is as follows: (i) revenues derived from external customers, (ii) a reconciliation of net property operating income derived from external customers to Homestead's earnings (loss) before extraordinary item and cumulative effect of accounting change, and (iii) a reconciliation of assets to Homestead's total assets, for the periods indicated (in thousands):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------------
                                                                          1999            1998           1997
                                                                      -----------      -----------     -----------

     Extended stay segment revenues................................   $   225,637      $   141,319     $   59,116
                                                                      ===========      ===========     ==========
     Extended stay segment net property operating income...........   $   127,628      $    84,088     $   35,162
     Reconciling items:
         Interest income...........................................           984              952            552
         Depreciation and amortization.............................      (42,247)          (34,244)       (12,130)
         Interest expense, net of capitalized interest.............      (51,264)          (23,190)        (2,190)
         Corporate operating expenses..............................      (33,013)          (24,255)       (15,623)
         Special charges...........................................      (65,296)           (7,240)           --
                                                                      -----------      ------------    -----------
     Earnings (loss) before extraordinary item and
       cumulative effect of accounting change......................   $  (63,208)      $    (3,889)    $    5,771
                                                                      ===========      ============    ==========


                                                                                                DECEMBER 31,
                                                                                    --------------------------------
                                                                                          1999           1998
                                                                                       ------------   -----------

     Extended stay segment assets..................................................    $  1,045,837   $ 1,145,311
     Reconciling items:
         Cash and cash equivalents.................................................          20,586        11,942
         Deferred loan costs, net of accumulated amortization......................           1,588         1,063
         Trademark and intangibles, net of accumulated amortization................          41,796        44,279
         Deposits and pursuit costs................................................            --           7,830
         Other assets..............................................................          23,633         7,966
                                                                                       ------------   -----------
     Total assets..................................................................    $  1,133,440   $ 1,218,391
                                                                                       ============   ===========

                                       52

                         HOMESTEAD VILLAGE INCORPORATED

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

NOTE 13--SUBSEQUENT EVENTS (UNAUDITED)

     Subsequent to year end 1999 Homestead has made payments totaling $31.5 million on the bank line of credit reducing its line of credit debt to $93.9 million. On February 29, 2000 Homestead entered into an amended and restated bank credit facility which allows for $110 million of total borrowings of which $35 million is available on a revolving basis. The amended and restated line matures February 28, 2003, bears interest at LIBOR plus 2.5%, is secured by 64 operating properties, permits payment of dividends based upon a definition of free cash flow, and requires maintenance of financial ratio and coverage covenants.

     In January 2000 Homestead sold an excess parcel of land for approximately $425,000 net proceeds. On February 28, 2000 Homestead sold its sole remaining urban site for net proceeds of approximately $8.9 million.

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of Homestead Village Incorporated, a Maryland corporation, and the undersigned Directors and officers of Homestead Village Incorporated, hereby constitutes and appoints James C. Potts, Laura L. Hamilton, and Jeffrey A. Klopf its or his true and lawful attorney-in-fact and agents, for it or him and in its or his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this report, and to file each such amendment to this report, with all exhibits thereto, and any and all documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises, as fully to all intents and purposes as it or he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them may lawfully do or cause to be done by virtue hereof.
                                       54

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HOMESTEAD VILLAGE INCORPORATED



                                      By:        /s/   C. RONALD BLANKENSHIP

                                                     C. Ronald Blankenship
                                                Director, Interim Chairman and
                                                    Chief Executive Officer

Date: March 8, 2000

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           SIGNATURE                           TITLE                      DATE

 /S/ C. RONALD BLANKENSHIP     Director, Interim Chairman and      March 8, 2000
        -------------------
     C. Ronald Blankenship      Chief Executive Officer


    /S/ JAMES C. POTTS.        President, Director and Chief       March 8, 2000
        -------------------
        James C. Potts          Operating Officer


    /S/ A. RICHARD MOORE       Interim Chief Financial Officer     March 8, 2000
        -------------------
      A Richard Moore          (Principal Financial Officer)


    /S/ F. JOSEPH ROGERS       Vice President                      March 8, 2000
        -------------------
        F. Joseph Rogers       (Principal Accounting Officer)


  /S/ JOHN P. FRAZEE, JR.      Director                            March 8, 2000
      -------------------
      John P. Frazee, Jr.


    /S/ MANUEL A. GARCIA       Director                            March 8, 2000
        -------------------
         Manuel A. Garcia


  /S/ JOHN C. SCHWEITZER       Director                            March 8, 2000
     -----------------------
      John C. Schweitzer


      -------------------      Director
         Eugene B. Vesell

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

          4.4 Amended and Restated Promissory Note by PTR Homestead Village Incorporated in favor of Security Capital Pacific Trust ("PTR") (incorporated by reference to Exhibit 4.3 to Homestead's Form 10-Q for the quarter ended September 30, 1996)

          4.5 Amended and Restated Promissory Note by PTR Homestead Village Limited Partnership in favor or PTR (incorporated by reference to Exhibit 4.4 to Homestead's Form 10-Q for the quarter ended September 30, 1996))

          4.6 Form of stock certificate for shares of common stock of Homestead (incorporated by reference to Exhibit 4.8 to the Homestead Form S-4)

          10.1 Protection of Business Agreement, dated as of October 17, 1996, by and among ATLANTIC, PTR, Security Capital Group Incorporated ("Security Capital") and Homestead (incorporated by reference to Exhibit 10.1 to Homestead's Form 10-Q for the quarter ended September 30, 1996))

          10.2 Investor Agreement, dated as of October 17, 1996, by and between Homestead and Security Capital (incorporated by reference to Exhibit 10.2 to Homestead's Form 10-Q for the quarter ended September 30, 1996))

          10.3 Guaranty of Completion and Payment, dated as of October 17, 1996, from Homestead to PTR (incorporated by reference to Exhibit 10.5 to Homestead's Form 10-Q for the quarter ended September 30,
               1996))

          10.4 Guaranty of Completion and Payment, dated as of October 17, 1996, from Homestead to ATLANTIC (incorporated by reference to Exhibit
               10.10 to Homestead's Form 10-Q for the quarter ended September 30, 1996))

          10.5 Investor and Registration Rights Agreement, dated as of October 17, 1996, between Homestead and PTR (incorporated by reference to Exhibit 10.8 to Homestead's Form 10-Q for the quarter ended September 30, 1996))

          10.6 Escrow Agreement, dated as of October 17, 1996, among Homestead, Security Capital and State Street Bank and Trust Company, as escrow agent (incorporated by reference to Exhibit 10.9 to Homestead's Form 10-Q for the quarter ended September 30, 1996))

          10.7 Homestead Village Incorporated 1996 Long-Term Incentive Plan (incorporated by reference to Exhibit 4 to Homestead's Form S-8 Registration Statement (File No. 333-17243))

          10.8 Homestead Village Incorporated 1996 Outside Directors Plan (incorporated by reference to Exhibit 4 to Homestead's Form S-8 Registration Form S-8 Registration Statement (File No. 333-17245))

          10.9 Form of Indemnification Agreement entered into between Homestead and each of its directors (incorporated by references to Exhibit
               10.10 to Homestead's Form 10-K for the year ended December 31, 1998 (File No.1-12269))

          10.10 $50,000,000 Credit Agreement among Homestead Village Incorporated, the Lenders named therein, and Commerzbank AG, New York Branch, as Agent for the Lenders dated as of May 6, 1997 (incorporated by reference to Exhibit 10.1 to Homestead's Form 10-Q for the quarter ended March 31, 1997)

          10.11 First Amendment to Credit Agreement and other Loan Documents among Homestead Village Incorporated, the Lenders named therein, and Commerzbank AG, New York Branch, as Agent for the Lenders dated as of August 25, 1997 (incorporated by reference to Exhibit 10.1 to Homestead's Form 10-Q for the quarter ended September 30, 1997)

          10.12 Second Amendment to Credit Agreement and Other Loan Documents Among Homestead Village Incorporated, the Lenders Named Therein, and Commerzbank AG, New York Branch, as Agent for the Lenders dated as of April 24, 1998 (incorporated by reference to exhibit 10.1 to Homestead's Form 10-Q for the quarter ended June 30, 1998)

          10.13 $50,000,000 Credit Agreement Among Homestead Village Incorporated, the Lenders Named Therein, and Commerzbank AG, New York Branch, as Agent to the Lenders dated as of April 24, 1998 (incorporated by reference to exhibit 10.2 to Homestead's Form 10-Q for the quarter ended June 30, 1998)

          10.14   $200,000,000   Credit   Agreement  Among   Homestead   Village
                  Incorporated, the Lenders Named Therein, and Commerzbank AG, New York Branch, as Agent for the Lenders dated as of June 15, 1998 (incorporated by reference to exhibit 10.3 to Homestead's Form 10-Q for the quarter ended June 30, 1998)

          10.15 Subscription Agreement Between Security Capital Group Incorporated and Homestead Village Incorporated (incorporated by reference to exhibit 10.4 to Homestead's Form 10-Q for the quarter ended June 30, 1998)

          10.16 Agreement of Merger by and among Homestead Village Limited Partnership, and certain of its affiliates and HPT HSD Properties Trust dated as of February 4, 1999 (incorporated by reference to Exhibit 2.1 to Homestead's Form 8-K dated March 9, 1999)

          10.17 Agreement to Lease by and between HPT HSD Properties Trust and Homestead Village Incorporated dated as of February 4, 1999 (incorporated by reference to Exhibit 99.1 to Homestead's Form 8-K dated March 9, 1999)

          10.18 Lease Agreement by and between HPT HSD Properties Trust, as Landlord, and HVI (2) Incorporated, as Tenant, dated as of February 23, 1999 (incorporated by reference to Exhibit 99.2 to Homestead's Form 8-K dated March 9, 1999)

          10.19 Guaranty Agreement by Homestead Village Incorporated for the benefit of HPT HSD Properties Trust and Hospitality Properties Trust dated as of February 23, 1999 (incorporated by reference to Exhibit 99.3 to Homestead's Form 8-K dated March 9, 1999)

          10.20 $30,000,000 Amended and Restated Credit Agreement dated March 18, 1999 among Homestead Village Incorporated and Commerzbank AG, New York Branch, as agent for the Lenders (incorporated by reference to Exhibit 10.1 to Homestead's Form 10-Q for the quarter ended March 31, 1999)

          10.21 $170,000,000 Amended and Restated Credit Agreement dated March 18, 1999 among Homestead Village Incorporated, Commerzbank AG, New York Branch and Wells Fargo Bank, National Association, as Administrative Agent for the Lenders (incorporated by reference to Exhibit 10.2 to Homestead's Form 10-Q for the quarter ended March 31, 1999)

          10.22 $25,000,000 Promissory Note dated May 3, 1999 between Homestead Village Incorporated and Security Capital Group Incorporated (incorporated by reference to Exhibit 10.3 to Homestead's Form 10-Q for the quarter ended March 31, 1999)

          10.23 Letter Agreement, dated April 22, 1999, among Homestead, Commerzbank AG, New York Branch, Commerzbank AG, Los Angeles Branch, Wells Fargo Bank, National Association, Chase Bank of Texas, N.A. and BankBoston N.A. (incorporated by reference to
                  Exhibit 10.4 to Homestead's Form 10-Q for the quarter ended March 31, 1999)

          10.24 Letter Agreement, dated March 18, 1999, among Homestead, Commerzbank AG, New York Branch, Commerzbank AG, Los Angeles Branch, Wells Fargo Bank, National Association, Chase Bank of Texas, N.A. and BankBoston N.A. (incorporated by reference to
                  Exhibit 10.5 to Homestead's Form 10-Q for the quarter ended March 31, 1999)

          10.25 Amendment No. 1, dated as of April 5, 1999 to Investor Agreement by and between Homestead Village Incorporated and Security Capital Incorporated (Incorporated by reference to Homestead's current report on Form 8-K dated April 5, 1999)

          10.26 Administrative Services Agreement dated January 1, 1999 between Homestead Village Incorporated and SCGroup Incorporated (incorporated by reference to Exhibit 10.1 to Homestead's Form 10-Q for the quarter ended June 30, 1999)

          10.27 Separation Agreement and General Release between Robert C. Aldworth and Homestead (incorporated by reference to Exhibit
                  10.2 to  Homestead's  Form 10-Q for the quarter ended June 30,
                  1999)

          10.28 Separation Agreement and General Release between Michael D. Cryan and Homestead (incorporated by reference to Exhibit 10.3 to Homestead's Form 10-Q for the quarter ended June 30, 1999)

          10.29 Separation Agreement and General Release between Robert J. Morse and Homestead (incorporated by reference to Exhibit 10.4 to Homestead's Form 10-Q for the quarter ended June 30, 1999)

          10.30   Separation   Agreement  and  General  Release  between  David
                  C. Dressler, Jr. and Homestead Village Incorporated

          10.31 Consulting Agreement between David C. Dressler, Jr. and Homestead Village Incorporated

          10.32 Change in Control Agreement between David C. Dressler, Jr. and Homestead (incorporated by reference to Exhibit 10.5 to Homestead's Form 10-Q for the quarter ended June 30, 1999)

          10.33 Change in Control Agreement between Gary A. DeLapp and Homestead (incorporated by reference to Exhibit 10.6 to Homestead's Form 10-Q for the quarter ended June 30, 1999)

          10.34   Amendment  to  Secured   Promissory  Note   (incorporated   by
                  reference to Exhibit 10.1 to Homestead's Form 10-Q for quarter ended September 30, 1999)

          10.35 Homestead Village Incorporated 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 5 to Homestead's Form S-8 Registration Statement (File No. 333-92279))

          10.36 Tax Allocation Agreement between Homestead Village Incorporated and Security Capital Group Incorporated

          10.37   Administrative   Services   Agreement  dated  January  1, 2000
                  between   Homestead   Village   Incorporated   and   SCGroup
                  Incorporated

          10.38   $110,000,000   Second  Amended  and  Restated Credit Agreement
                  among Homestead Village Incorporated, the Lenders Named Therein, and Commerzbank AG, as Administrative Agent for the Lenders Dated as of February 29, 2000

          12      Computation of Ratio of Earnings to Fixed Charges

          21      Subsidiaries of the Registrant

          23      Consent of Arthur Andersen LLP, Atlanta, Georgia

          24      Power of Attorney (included on page 54)

          27      Financial Data Schedule