Form 10-K/A
period 1999-12-31
HOMESTEAD VILLAGE INC
filed 2000-04-26
CIK 1013256

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
================================================================================

                                TABLE OF CONTENTS

  ITEM                                          DESCRIPTION                                          PAGE


                                                  PART III

10.     Directors and Executive Officers of the Registrant.........................................      1
11.     Executive Compensation.....................................................................      3
12.     Security Ownership of Certain Beneficial Owners and Management.............................      7
13.     Certain Relationships and Related Transactions.............................................     10





Note: The purpose of this Amendment No. 1 is to include the information required by Items 10, 11, 12, and 13 of the Homestead Village Incorporated Annual Report on Form 10-K for the year ended December 31, 1999.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

C. RONALD BLANKENSHIP -50- Director, Interim Chairman and Chief Executive Officer of Homestead since May 1999. Mr. Blankenship was Advisory Director of Homestead from October 1996 to May 1999. Mr. Blankenship has been the Vice Chairman, Chief Operating Officer and a Director of Security Capital since May 1998 and was Managing Director of Security Capital from March 1991 to May 1998. Mr. Blankenship was Non-Executive Chairman of Archstone from June 1997 to July 1998. From June 1991 to July 1997, Mr. Blankenship was Chairman of Archstone. He became a Trustee of Archstone in March 2000, and was formerly an Advisory Trustee of Archstone. He is also a Director of CarrAmerica Realty Corp. and Storage USA, Inc. Mr. Blankenship is a Class I Director and his term expires in 2001.

JOHN P. FRAZEE, JR. -55- Director of Homestead since May 1996. Since August 1997, Mr. Frazee has served as Director, Chairman, and Chief Executive Officer of PageNet, Inc. (a provider of wireless messaging and wireless information services). Since August 1999, Mr. Frazee has been Chairman and Chief Executive Officer of Vast Wireless Solutions, an Internet solutions provider. He was President of PageNet, Inc. from August 1997 to June 1999, and formerly was Chief Operating Officer of Sprint Corporation; prior to the March 1993 merger of Sprint and Centel Corporation, Mr. Frazee had been the Chairman and Chief Executive Officer of Centel since 1972. He is a Director of Security Capital Group Incorporated, C-Span, Dean Foods Company, Vast Wireless Solutions, and Cabot Microelectronics Corporation. He is also an Executive Board Member of The Edwin L. Cox School of Business at Southern Methodist University and a Life Trustee of Rush-Presbyterian St. Luke's Medical Center in Chicago, Illinois. Mr. Frazee is a Class II Director and his term expires in 2002.

MANUEL A. GARCIA, III -56- Director of Homestead since April 1997. Since 1992, Mr. Garcia has been the Chief Executive Officer of Atlantic Coast Management, Inc. He is also Chief Executive Officer of Pebbles Restaurants, Inc. and M. Garcia's, Inc. and a Vice President of Culinary Concepts, Inc. From 1969 to 1996, Mr. Garcia was the Chief Executive Officer of Davgar Restaurants, Inc. Mr. Garcia is a Class III Director and his term expires at the annual meeting of shareholders in 2000.

JAMES C. POTTS -53- President and Director of Homestead since March 2000 and Chief Operating Officer since December 1999, where he is responsible for Homestead operations. Mr. Potts was Executive Vice President of Homestead from May 1999 to March 2000. From July 1998 to May 1999, Mr. Potts was Managing Director of Homestead responsible for development. Prior thereto, Mr. Potts was Co-Chairman and Chief Investment Officer for Security Capital Atlantic Incorporated ("ATLANTIC") from January 1996 to July 1998 and a Director of ATLANTIC and the management company responsible for the management of ATLANTIC from October 1993 to July 1998. Mr. Potts was Chairman of ATLANTIC and the management company responsible for its management from May 1994 to December
1995. Mr. Potts is a Class III Director and his term expires at the annual meeting of shareholders in 2000.

JOHN C. SCHWEITZER -55- Director of Homestead since April 1997, and a Trustee of Archstone since 1976. Since 1974, Mr. Schweitzer has been President of Westgate Corp., general partner of Campbell Capital, Ltd., a real estate and investments company in Austin, Texas. Mr. Schweitzer serves as a Director of Regency Realty Corporation, Chase Bank of Texas, and KLRU Public Television. Mr. Schweitzer is a Class II Director and his term expires in 2002.

EUGENE B. VESELL -60- Director of Homestead since June 1999. From December 1990 until his retirement in April 1999, Mr. Vesell was Managing Director at Oppenheimer Capital, where he was a senior equity portfolio manager and research analyst. Prior to joining Oppenheimer Capital, Mr. Vesell was a partner for ten years with David J. Greene and Company, where his responsibilities included research and portfolio management. Mr. Vesell is a Class I Director and his term expires in 2001.

         Security  Capital has the right to nominate  up to two  Directors.  See
Item 13 - "Certain Relationships and TransactionsCSecurity Capital Investor Agreement." Mr. Blankenship is Security Capital's only current nominee. In addition, Archstone has the right to nominate one Director. See Item 13 - "Certain Relationships and TransactionsCArchstone Investor Agreement." Mr. Schweitzer is Archstone's nominee. Homestead's Amended and Restated Articles of Incorporation requires that a majority of the Directors be independent Directors.

EXECUTIVE OFFICERS

         For information regarding the Executive Officers of Homestead, see Item 1.

MEETINGS AND COMMITTEES

         The Board of Directors (the "Board") held fifteen meetings during 1999.

         The Audit Committee of the Board consists of Messrs. Frazee, Garcia, Schweitzer and Vesell. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews the plans and results of the audit engagement with the independent public accountants, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of Homestead's internal accounting controls. The Audit Committee held two meetings during 1999. Mr. Frazee, who is also a director of Security Capital, has resigned from the Audit Committee because of new rules issued by the New York Stock Exchange regarding independent directors serving on an audit committee.

         The Management Development and Compensation Committee ("MDCC") consists of Messrs. Frazee, Garcia, Schweitzer and Vesell. The MDCC reviews and approves the management development and compensation arrangements of Homestead and administers the 1996 Long-Term Incentive Plan and the 1999 Long-Term Incentive Plan. The MDCC held four meetings during 1999.

         The Board does not have a nominating committee.

         During 1999, each Director attended at least 75 percent of the total number of meetings of the Board and the committees on which such Director served.

DIRECTOR COMPENSATION

         During 1999, the directors who are not employees of Homestead or Security Capital ("Outside Directors") received an annual retainer of $22,000, meeting fees of $1,000 for each Board meeting attended in person and $500 for each Board meeting attended by telephone. For committee meetings, each outside director receives $500 for each committee meeting attended in person and $250 for each committee meeting attended by telephone. Each Outside Director receives a fee of $3,000 annually if the director is a chairman of any committee of the Board. Both the retainer and meeting fees are paid quarterly. Directors who are employees of Homestead or Security Capital are not separately compensated for serving as directors. Directors are reimbursed for any out-of-town travel expenses incurred in connection with attendance at Board meetings.

OUTSIDE DIRECTORS PLAN

         Homestead adopted the Homestead Village Incorporated 1996 Outside Directors Plan, under which up to 100,000 shares may be subject to options (the "Outside Directors Plan"). Options granted in 1999 under the Outside Directors Plan have a ten year term and vest at a rate of 25% per year beginning on the first anniversary of the grant date. Options granted prior to 1999 have a five-year term and are immediately exercisable in whole or in part. Options are granted to each outside director as of the date of each annual meeting of shareholders of Homestead at an exercise price equal to the fair market value of the shares as of those dates. In 1999, options to purchase 5,000 shares each, at an exercise price of $2.6250 per share, were granted to Messrs. Frazee, Garcia, Schweitzer and Vesell. Options granted under the Outside Directors Plan provide that the option holder may, in the event of the acquisition of 50% or more of the outstanding shares as a result of any cash tender offer or exchange offer (other than one made by Homestead), exercise the options immediately or surrender the options, or any unexercised option thereof, to Homestead and receive cash from Homestead equal to the difference between the exercise price of each option and the per share price of the tender offer or exchange offer, multiplied by the number of shares for which options are held.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires Homestead directors, officers and beneficial owners of more than 10% of the outstanding shares to file reports of ownership and changes in ownership of the shares with the Securities and Exchange Commission and to send copies of such reports to Homestead. Based solely upon a review of such reports and amendments thereto furnished to Homestead and upon written representations of certain of such persons that they were not required to file certain of such reports, Homestead believes that no such person failed to file any such report on a timely basis during 1999, except Mr. Schweitzer filed one late report reporting four transactions, and Mr. Dressler filed one late report reporting two transactions.


ITEM 11.   EXECUTIVE COMPENSATION

         The following table presents the compensation for 1999, 1998 and 1997 paid to the Interim Chairman and Chief Executive Officer, the Interim Chief Financial Officer and the three other most highly compensated officers during 1999 (the "Named Executive Officers"):

                                           ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                              ----------------------------------------------     ------------------------------


                                                                                    SHARES
                                                               OTHER ANNUAL       UNDERLYING    ALL OTHER
NAME AND POSITION                 YEAR    SALARY($)  BONUS($)  COMPENSATION         STOCK     COMPENSATION
                                                                   ($) (1)        OPTIONS (#)    ($) (2)
                                                               ------------      ------------ ------------
C. Ronald Blankenship             1999     (3)         (3)          __               __           (3)
Interim Chairman and Chief
Executive Officer

David C. Dressler, Jr. (4)        1999     350,000     454,000      __               550,000           528
President                         1998     261,218     427,000      __                90,900           270
                                  1997     250,000     300,000      __               258,058           270

James C. Potts (5)                1999     300,000     400,000      __               575,000         4,052
Executive Vice President and      1998     104,974     140,000      __               162,950         2,099
Chief Operating Officer

Gary L. DeLapp                    1999     220,000     220,000      __               240,000         4,792
Senior Vice President             1998     200,000      90,000      __                22,750         3,576
                                  1997     200,000      75,000      __                74,710         3,716

A. Richard Moore, Jr.             1999     (6)         (6)          __               __           (6)
Interim Chief Financial
Officer

---------------
         (1) Includes perquisites and personal benefits received by each Named Executive Officer if such amounts exceed the lesser of either $50,000 or 10% of the executive's total combined annual salary and bonus.

         (2) Includes the dollar value of insurance premiums paid by Homestead with respect to term life insurance for the benefit of Named Executive Officer as follows: Mr. Dressler $528 in 1999, $270 in 1998 and $270 in 1997; Mr. Potts $852 in 1999; and Mr. DeLapp $632 in 1999, $216 in 1998 and $216 in 1997.
Beginning in 1997, Homestead matches up to 50% of the first 6% of compensation contributed by the employee under the 401(k) Savings Plan with Homestead common stock as follows: Mr. Potts $3,200 in 1999 and $2,099 in 1998; and Mr. DeLapp $3,200 in 1999, $2,400 in 1998 and $3,500 in 1997. Includes contributions made by Homestead under its Non-Qualified Savings Plan for Mr. DeLapp of $960 in 1999 and $960 in 1998.

         (3) Mr. Blankenship became Interim Chairman and Chief Executive Officer on May 11, 1999. Mr. Blankenship is also Vice Chairman, Chief Operating Officer and a Director of Security Capital. Mr. Blankenship received no cash compensation or options from Homestead. All compensation paid to Mr. Blankenship in 1999 was paid exclusively by Security Capital. During 1999, Security Capital paid Mr. Blankenship a salary of $550,000 and a bonus of $574,150, and paid life insurance premiums of $4,260 for the benefit of Mr. Blankenship.

         (4) Mr. Dressler resigned as President and Director on March 2, 2000.

         (5) Mr. Potts became an executive officer of Homestead in July 1998, and the 1998 compensation figures reflect the portion of the year he was employed by Homestead. On March 2, 2000, Mr. Potts was elected President and Director.

         (6) Mr. Moore became Interim Chief Financial Officer on June 23, 1999. Mr. Moore is also a Managing Director of the Capital Division of Security Capital. Mr. Moore received no cash compensation or options from Homestead. All compensation paid to Mr. Moore in 1999 was paid exclusively by Security Capital. During 1999, Security Capital paid Mr. Moore a salary of $400,000 and a bonus of $400,000, paid life insurance premiums of $2,566 for the benefit of Mr. Moore, and made contributions under the Security Capital Non-Qualified Savings Plan and matching contributions under the Security Capital 401(k) Savings Plan for Mr. Moore.

OPTION GRANTS

         During 1999, options for 3,542,018 shares were granted to 185 employees and officers of Homestead. The options vest twenty-five percent on each of the first, second, third and fourth anniversaries of the date of grant. All options expire ten years after the date of grant. The following table presents information about individual grants of options to the Named Executive Officers.

                                INDIVIDUAL GRANTS
                                                     PERCENT OF
                                    SHARES         TOTAL OPTIONS
                                  UNDERLYING         GRANTED TO       EXERCISE OR                       GRANT
            NAME                    OPTIONS         EMPLOYEES IN      BASE PRICE       EXPIRATION   DATE PRESENT
                                  GRANTED (#)         1999 (%)         ($/SHARE)          DATE      VALUE ($) (1)
                             -------------------      --------         ---------          ----      -------------

C. Ronald Blankenship (2)              _                 _                 _               _              _

David C.  Dressler, Jr.             450,000                             $2.1875          7/8/09        722,430
                                    100,000                             $3.0000          7/8/09        150,220
                                    -------
                                    550,000            15.53%
                                    -------

James C. Potts                      475,000                             $2.1875          7/8/09        762,565
                                    100,000                             $3.0000          7/8/09        150,220
                                    -------
                                    575,000            16.23%
                                    -------

Gary A. DeLapp                      200,000                             $2.1875          7/8/09        321,080
                                     40,000                             $3.0000          7/8/09         60,088
                                    -------
                                    240,000            6.78%
                                    -------

A. Richard Moore, Jr. (2)              _                 _                 _               _              _

         (1) The amounts shown are based on the Black-Scholes option pricing model. The material assumptions incorporated in the Black-Scholes model in estimating the value of the options include the following: an expected option life of 4.5 years; a risk-free interest rate of 6.55%; no expected dividend yield; and expected volatility of 96%. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the shares over the exercise price on the date the option is exercised. There can be no assurance that the value realized by an optionee will be at or near the value estimated by using the Black-Scholes model.

         (2) Neither Mr. Blankenship nor Mr. Moore received any options to purchase Homestead common stock.


OPTION EXERCISES IN 1999 AND YEAR-END OPTION VALUES

         None of the Named Executive Officers exercised options during 1999. The following table presents certain information about the year-end value of unexercised options for Homestead common stock and Security Capital Class A Common Stock owned by the Named Executive Officers.

                                                                                           SECURITY CAPITAL
                                    HOMESTEAD COMMON STOCK                               CLASS A COMMON STOCK
                       --------------------------------------------------    ----------------------------------------------



                                                     VALUE OF UNEXERCISED
                         SECURITIES UNDERLYING       IN-THE-MONEY OPTIONS       SECURITIES UNDERLYING       VALUE OF UNEXERCISED
                          UNEXERCISED OPTIONS        AT DECEMBER 31, 1999        UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                            AT YEAR END (#)                ($) (1)                 AT YEAR END (#)           AT YEAR END ($)(2)
                    EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE

C. Ronald Blankenship (3)    _          _             _             _            _              _              _            _

David C. Dressler (4)    154,309     804,649          _             _          2,942          1,415         666,799      189,055

James C. Potts             9,487     728,463          _             _          3,067          1,686         666,779      189,053

Gary A. DeLapp            31,864     330,596          _             _             66             66            _            _

A. Richard Moore, Jr. (3)    _          _             _             _             _             _              _            _


     (1) Based on the December 31, 1999 closing price of $2.1250 per share on the New York Stock Exchange.

     (2) Based on the December 31, 1999, closing price of $620 per share of Security Capital Class A Common Stock.

     (3) Neither Mr. Blankenship nor Mr. Moore own any options to purchase Homestead common stock. Both Messrs. Blankenship and Moore own options to purchase Security Capital common stock.

     (4) Mr. Dressler resigned as President and Director on March 2, 2000, and his Homestead and Security Capital options expire three months after his resignation. Mr. Dressler exercised a portion of his Security Capital options in March 2000. See Item 13 - "Certain Relationships and Related Transactions Agreements with Officers and Former Officers."

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         Homestead has no employment contracts with any Named Executive Officer. Under the Homestead 1996 Long-Term Incentive Plan, if a change in control (as defined in the plan) of Homestead occurs, all unexpired options will become immediately exercisable. Under the Homestead 1999 Long-Term Incentive Plan, if a change of control (as defined in the plan) of Homestead occurs and an optionee is terminated all unexpired options will become immediately exercisable.

         In addition, Homestead has entered into change in control agreements with each of its current officers, except Mr. Blankenship and Mr. Moore. The agreements provide that if the officer is terminated or constructively terminated other than for cause within two years after a change in control of Homestead, the officer will be entitled to receive a lump-sum severance payment (which amount depends upon the individual's responsibility level within Homestead), together with certain payments and benefits, including continuation of certain employee benefits. An additional payment will be required to compensate certain officers for excise taxes imposed upon severance payments under these agreements. The severance amount for Mr. Potts would equal two times the sum of his base salary and target bonus for the year in which termination occurs, plus target bonus through the date of termination. The severance amounts for other officers would be one times salary, plus pro-rated target bonus through the date of termination. A transaction with Security Capital or another affiliate of Homestead would not be treated as a change in control.

LOANS TO EXECUTIVE OFFICERS

         See Item 13 - "Certain Relationships and Related Transactions - Agreements with Officers and Former Officers" for a description of loans made to executive officers of Homestead.

1999 LONG-TERM INCENTIVE PLAN

         The 1999 Long-Term Incentive Plan authorizes the MDCC to establish one or more qualified and non-qualified option programs and authorizes the award of share grants (any of which may be subject to restrictions). A total of 6,000,000 shares have been reserved for issuance and 3,078,599 shares remain available for award as of February 29, 2000. In the event of a transaction, such as a stock split, affecting the type or number of outstanding shares, the MDCC will appropriately adjust the number of shares subject to the 1999 Long-Term Incentive Plan, the number or type of shares subject to outstanding awards and the exercise price of outstanding awards. If Homestead is reorganized, merged or consolidated with another company and the shareholders of Homestead receive securities or other property, the MDCC shall provide for adjustments to outstanding awards to allow the holders of such awards to receive an appropriate portion of such securities or property. Such adjustments may include substitution of the shares subject to the awards with the other property or securities or providing for cancellation of all awards after providing the award holders with the opportunity to exercise their awards. If a participant's employment is terminated or the 1999 Long-Term Incentive Plan is terminated as a result of a change in control (as defined in the 1999 Long-Term Incentive Plan) of Homestead, all unexpired options and awards will become immediately exercisable or fully vested, as the case may be. A transaction with Security Capital or another affiliate of Homestead would not be treated as a change in control.

         Subject to the terms of the 1999 Long-Term Incentive Plan, the MDCC determines which employees and other persons providing advisory services to Homestead and its affiliates are eligible to receive awards under the 1999 Long-Term Incentive Plan, and the amount, price, timing and other terms and conditions applicable to those awards. Non-employee directors of Homestead are not eligible to participate in the 1999 Long-Term Incentive Plan.

         Options become exercisable in accordance with the terms established by the MDCC, which may include conditions relating to completion of a specified period of service or achievement of performance standards. Options expire on the date determined by the MDCC, which shall not be later than the earliest to occur of (i) the tenth anniversary of the grant date, (ii) the first anniversary of the participant's termination of employment by reason of death, disability or retirement or (iii) the date three months after the date of the participant's termination of employment for any other reason. Shares transferred to a participant pursuant to the exercise of an option may be subject to such additional restrictions or limitations as the MDCC may determine.

         The 1999 Long-Term Incentive Plan authorizes the award of share grants of up to 20% of the shares reserved for issuance under the Plan. The MDCC may provide that any share award is subject to performance or other conditions determined by the MDCC.

         The MDCC may establish share purchase programs under the 1999 Long-Term Incentive Plan. Any share purchase under the 1999 Long-Term Incentive Plan will be subject to conditions, including price, established by the MDCC. The MDCC may also provide for the award of matching shares with respect to any share purchase award or for Homestead to provide the recipient with a loan for all or a portion of the purchase price. Any loan must be full recourse and be secured by a pledge of the shares purchased. No loan may have a term of longer than 10 years.

         Subject to obtaining any approvals required by applicable law or NYSE requirements, the Board may amend or terminate the 1999 Long-Term Incentive Plan at any time, provided that no amendment or termination may materially adversely affect the rights of participants under any award made under the plan prior to the date that the amendment or termination is adopted by the Board.

1996 LONG-TERM INCENTIVE PLAN

         The 1996 Long-Term Incentive Plan authorizes the establishment of one or more qualified and non-qualified option programs and authorizes the award of share grants, any of which may be subject to restriction. In the event of certain transactions affecting the type or number of outstanding shares, the number of shares subject to the 1996 Long-Term Incentive Plan, the number or type of shares subject to outstanding awards and the exercise price thereof will be appropriately adjusted. The 1996 Long-Term Incentive Plan authorizes the award of stock grants (which may be subject to restrictions), and performance stock and authorizes the establishment of one or more stock purchase programs. The MDCC administers the Plan. Subject to the terms of the 1996 Long-Term Incentive Plan, the MDCC determines which employees or other individuals providing services to Homestead shall be eligible to receive awards under the 1996 Long-Term Incentive Plan, and the amount, price, timing and other terms and conditions applicable to such awards. A total of 4,000,000 shares were reserved for issuance under the plan of which 2,364,243 remain available for awards as of February 29, 2000.

         Options become exercisable in accordance with the terms established by the MDCC, which may include conditions relating to completion of a specified period of service or achievement of performance standards. Options expire on the date determined by the MDCC, which shall not be later than the earliest to occur of (i) the tenth anniversary of the grant date, (ii) the first anniversary of the participant's termination of employment by reason of death, disability or retirement or (iii) the date three months after the date of the participant's termination of employment for any other reason. Shares transferred to a participant pursuant to the exercise of an option may be subject to such additional restrictions or limitations as the MDCC may determine.

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

         Subject to obtaining any approvals required by applicable law or NYSE requirements, the Board may amend or terminate the 1999 Long-Term Incentive Plan at any time, provided that no amendment or termination may materially adversely affect the rights of participants under any award made under the plan prior to the date that the amendment or termination is adopted by the Board.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF HOMESTEAD COMMON STOCK

         The following table sets forth, as of February 29, 2000, information concerning the beneficial ownership of shares of Homestead Common Stock for (i) each person known to Homestead to be the beneficial owner of more than 5% of shares outstanding, (ii) each Director of Homestead, (iii) each Named Executive Officer, and (iv) the Directors and executive officers as a group. Unless otherwise indicated, all such shares are owned directly, and the indicated person or entity has sole voting and investment power and the address for each such person is Homestead Village Incorporated, 2100 RiverEdge Parkway, 9th Floor, Atlanta, Georgia 30328.


                                                                          NUMBER OF SHARES         PERCENT OF
                   NAME AND ADDRESS OF BENEFICIAL OWNER                  BENEFICIALLY OWNED        SHARES (1)
Security Capital Group Incorporated ..............................        125,637,936 (2)            88.96%
         125 Lincoln Avenue
         Santa Fe, New Mexico 87501

Archstone Communities Trust ......................................         21,191,262 (3)            15.01%
         7670 South Chester Street
         Englewood, Colorado 80112

C. Ronald Blankenship.............................................              7,311 (4)              *

John P. Frazee, Jr................................................             79,358 (5)              *

Manuel A. Garcia, III.............................................             29,000 (6)              *

John C. Schweitzer................................................            105,062 (7)              *

Eugene B. Vesell..................................................             87,546 (8)              *

David C. Dressler, Jr.............................................            205,348 (9)              *

James C. Potts....................................................             15,916 (10)             *

A. Richard Moore, Jr..............................................                  0                  *

Gary A. DeLapp....................................................             41,864 (11)             *

All Directors and executive officers as a group (13 persons)                  635,278                  *

-------------------

         *  Less than 1%


         (1) Assumes (i) in the case of Archstone that Archstone has converted the principal amount of the convertible mortgage notes held by it and that no other person has converted or exercised any outstanding convertible or exercisable securities, (ii) in the case of Security Capital, that Archstone has converted the principal amount of the convertible mortgage notes held by Archstone, and that no other person has converted or exercised any outstanding convertible or exercisable securities and (iii) in the case of each other person, that such person has exercised all options owned by him which may be exercised within 60 days and that no other person has converted or exercised any outstanding convertible or exercisable securities.

         (2) Includes shares beneficially owned by Archstone under the convertible mortgage notes. As a result of its ownership of approximately 39.2% of Archstone's outstanding common shares and Security Capital's contractual arrangements with Archstone, Security Capital may be deemed to beneficially own all shares beneficially owned by Archstone. SC Realty Incorporated, a wholly owned subsidiary of Security Capital, owns of record 104,446,674 shares.

       (3) All such shares are issuable upon conversion of the principal amount of the convertible mortgage notes outstanding. As of February 29, 2000, the principal amount of the Archstone convertible mortgage notes was approximately $221 million, which are convertible into 21,191,262 shares at a conversion price of one share for each $10.44 principal amount of convertible mortgage notes. See
Item 13 - "Certain Relationships and Transactions--Archstone Convertible Mortgages."

         (4)  Includes   2,895  shares  held  by  a  corporation  in  which  Mr.
Blankenship is the controlling shareholder.


         (5) Includes 22,758 shares held in an IRA, 600 shares held by children, 50,000 shares held by a corporation, of which Mr. Frazee is an officer, and options to acquire 6,000 shares.

       (6) Includes 15,000 shares held by a trust of which Mr. Garcia is trustee, 10,000 shares held by a family limited partnership, and options to acquire 4,000 Shares.

       (7) Includes 5,000 shares held by a partnership of which Mr. Schweitzer is a general partner, 2,000 shares held by a corporation that Mr. Schweitzer owns, options to acquire 4,000 shares, and 1,062 shares held by Mr. Schweitzer's wife.

       (8) Includes 393 shares held by Mr. Vesell's wife and 45,675 shares held by a trust for which Mr. Vesell is a trustee.

       (9) Includes 5,010 shares held in trusts for Mr. Dressler's children of which Mr. Dressler is a co-trustee and options to acquire 154,309 shares.

       (10) Includes options to acquire 9,487 shares.

       (11) Includes options to acquire 31,864 shares.

OWNERSHIP OF SECURITY CAPITAL CLASS A SHARES AND CLASS B SHARES

         The following table sets forth, as of February 29, 2000, information concerning the beneficial ownership of Class A Shares and Class B Shares of Security Capital for (i) each Director of Homestead, (ii) each Named Executive Officer, and (iii) the Directors and executive officers as a group. Unless otherwise indicated, all such shares are owned directly, and the indicated person has sole voting and investment power and the address for each such person is Homestead Village Incorporated, 2100 RiverEdge Parkway, 9th Floor, Atlanta, Georgia 30328.



                                     NUMBER OF SECURITY CAPITAL              NUMBER OF SECURITY CAPITAL
                                           CLASS A SHARES                   CLASS B SHARES BENEFICIALLY
     NAME OF BENEFICIAL OWNER          BENEFICIALLY OWNED (1)      % (2)            OWNED (3)(4)              % (2)(5)
     ------------------------          ----------------------      -----            ------------              --------

C. Ronald Blankenship (6)                       8,968               *                  543,407                 1.06%
John P. Frazee, Jr. (7)                         6,067               *                  318,366                   *
Manuel A. Garcia, III                               0               *                        0                   *
John C. Schweitzer                                  0               *                        0                   *
Eugene B. Vesell (8)                              844               *                   52,200                   *
David C. Dressler, Jr.                          4,660               *                  233,022                   *
James C. Potts                                  3,862               *                  193,090                   *
A. Richard Moore, Jr.                               0               *                   14,092                   *
Gary A. DeLapp                                     65               *                    3,285                   *
All Directors and executive officers
as a group (13 persons)                        25,651             2.16%              1,433,127                 2.76%

-------------

*  Less than 1%

       (1) Includes Class A Shares which may be acquired upon the exercise of options within 60 days for Messrs. Blankenship (8,582), Frazee (2,549), Dressler (3,390), Potts (3,472), and DeLapp (65), and all Directors and executive officers as a group (19,161).

       (2) For each person who owns restricted stock units which vest within 60 days, or options or convertible securities which are exercisable within 60 days, the calculation of the percentage ownership assumes that only that person has exercised all of his options and converted all of his convertible securities and that no other person has restricted stock units which have vested, has exercised any outstanding options or has converted any convertible securities.

       (3) Each Class A Share may be converted at any time into 50 Class B Shares. Includes Class B Shares which may be acquired upon conversion of Class A Shares, including Class A Shares which may be acquired upon the exercise of options for Class A Shares as described in footnote 1 above.

       (4) Includes Class B Shares which may be acquired upon the exercise of options or vesting of restricted stock units within 60 days for Messrs. Blankenship (91,207), Frazee (15,000), Moore (12,500), and all Directors and executive officers as a group (128,791).
                                    9

       (5) For each person who owns Class A Shares, the calculation of the percentage ownership assumes that only that person has converted all of his Class A Shares into Class B Shares and that no other person has converted any Class A Shares.

       (6) Includes 2,000 Class B Shares held by a corporation in which Mr. Blankenship is the controlling shareholder.

       (7) Includes eleven Class A Shares held by Mr. Frazee's children and three Class A Shares held by his wife.

       (8) Includes 422 Class A Shares held by a family trust for which Mr. Vesell is trustee and 115 Class A Shares held in an IRA account.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PROPOSED TRANSACTION WITH SECURITY CAPITAL

         On March 23, 2000, Security Capital submitted a letter to the Homestead Board setting forth Security Capital's proposal to acquire all outstanding shares of Homestead common stock not currently beneficially owned by Security Capital for $3.40 per share in cash. In discussions with the Homestead Board, Mr. Blankenship described the offer on behalf of Security Capital and stated that the offer price included payment for Homestead's pre-May 1999 net operating loss of $.12 per share, which Security Capital estimated was the value per share of such net operating loss to an unaffiliated party which might seek to acquire Homestead. If the proposed transaction were completed, Security Capital would own 100% of the issued and outstanding shares, and Homestead would become a wholly owned subsidiary of Security Capital. Security Capital's proposal is conditioned, among other things, upon the approval of the Homestead Board, including the approval of the independent members of the Homestead Board. The proposal is not conditioned on financing. The Homestead Board formed a Special Committee consisting of three independent members of the Homestead Board, Messrs. Vesell, Garcia and Schweitzer, to consider Security Capital's proposal. The Special Committee also retained a financial advisor and counsel.

PROTECTION OF BUSINESS AGREEMENT

         Each of Archstone and Security Capital, upon the formation of Homestead, entered into a Protection of Business Agreement, dated as of October 17, 1996, with Homestead which prohibits Archstone, Security Capital and their respective affiliates from engaging, directly or indirectly, in the extended-stay lodging business in the continental United States except through Homestead and its subsidiaries. The Protection of Business Agreement also prohibits Homestead from, directly or indirectly, engaging in the ownership, operation, development, management or leasing of multifamily properties. The Protection of Business Agreement does not prohibit Archstone or Security Capital from: (i) owning securities of Homestead; (ii) owning up to 5% of the outstanding securities of another person engaged in owning, operating, developing, managing or leasing extended-stay lodging properties, so long as they do not actively participate in the business of such person; (iii) owning the outstanding securities of another person, a majority owned subsidiary, division, group, franchise or segment of which is engaged in owning, operating, developing, managing or leasing extended-stay lodging properties, so long as not more than 5% of such person's consolidated revenues are derived from such properties; and (iv) owning securities of another person primarily engaged in business other than a business owning, operating, developing, managing or leasing extended-stay lodging properties, including a person primarily engaged in business as an owner, operator or developer of hotel properties, whether or not such person owns, operates, develops, manages or leases extended-stay lodging properties. The Protection of Business Agreement does not prohibit Homestead from: (i) owning securities of Archstone or Security Capital; (ii) owning up to 5% of the outstanding securities of another person engaged in owning, operating, developing, managing or leasing garden style multifamily properties; and (iii) owning the outstanding securities of another person, a majority owned subsidiary, division, group, franchise or segment of which is engaged in owning, operating, developing, managing or leasing garden style multifamily properties, so long as not more than 5% of such person's consolidated revenues are derived from such properties. The Protection of Business Agreement terminates in the event of an acquisition, directly or indirectly (other than by purchase from Archstone and Security Capital or their respective affiliates), by any person (or group of associated persons acting in concert), other than Archstone, Security Capital or their respective affiliates, of 25% or more of the outstanding shares of voting stock of Homestead, without the prior written consent of the Board. Subject to earlier termination pursuant to the preceding sentence, the Protection of Business Agreement will terminate on October 17, 2006.

SECURITY CAPITAL INVESTOR AGREEMENT

         Homestead and Security Capital are parties to an Investor Agreement, dated as of October 17, 1996, and amended as of April 5, 1999 (the "Security Capital Investor Agreement"), which provides Security Capital with a variety of rights regarding the management of Homestead. The amendment to the Security Capital Investor Agreement was a condition to Security Capital's increasing its funding commitment from $200 million to $225 million in connection with the May 1999 common stock rights offering. Under the Security Capital Investor Agreement, for so long as Security Capital beneficially owns at least 50.1% of Homestead's outstanding shares, Security Capital has the right to approve, among other things: (i) Homestead's annual budget; (ii) the incurrence of expenses in any year exceeding (A) any line item in the annual budget by $500,000 or 10% and
(B) the total expenses set forth in the annual budget by 5%; (iii) the offer or sale of any shares or any securities convertible into or exchangeable for shares other than pursuant to (A) an employee benefit plan approved by Homestead's shareholders, (B) previously issued warrants, options or rights, (C) a dividend reinvestment plan or share purchase plan approved by the Board or (D) an issuance of rights, options, or warrants for shares issued to all shareholders;
(iv) the issuance or sale of securities that are subject to mandatory redemption or redemption at the option of the holder; (v) the adoption of any employee benefit plan pursuant to which shares may be issued and any action with respect to senior officers' compensation; (vi) the incurrence, restructuring, renegotiation or repayment of indebtedness in which the aggregate amount involved exceeds $1,000,000; (vii) the declaration or payment of any dividend or other distribution; (viii) the acquisition or disposition in a single transaction or group of related transactions where the purchase price exceeds $1 million; (ix) the entering into of service contracts (A) for property management, investment management or leasing services, or (B) that contemplate annual payments in excess of $500,000; (x) the entering into of any new contract, including for construction, development, or other capital expenditure, for which the total cost is reasonably expected to exceed $1,000,000 for any contract or $5,000,000 in the aggregate; (xi) the entering into of any joint venture for the development of any properties owned by Homestead in which the book value of any property to be contributed by Homestead exceeds $1,000,000 individually or $5,000,000 in the aggregate; (xii) the entering into of any franchising or licensing agreements; (xiii) the amendment of the articles of incorporation or bylaws of Homestead; and (xiv) the waiver of anti-takeover provisions of Maryland law or Homestead's articles of incorporation.

         The Security Capital Investor Agreement also provides that, so long as Security Capital owns at least 10% of the outstanding shares, Homestead may not increase the number of directors on the Board to more than seven without the approval of Security Capital. Security Capital also is entitled to designate one or more persons as directors of Homestead, as follows: (i) so long as Security Capital owns at least 10% but less than 25% of the outstanding shares, it is entitled to nominate one person; and (ii) so long as Security Capital owns at least 25% of the outstanding shares, it is entitled to nominate that number of persons as shall bear approximately the same ratio to the total number of members of the Board as the number of shares beneficially owned by Security Capital bears to the total number of outstanding shares, provided that Security Capital shall be entitled to designate no more than two persons so long as the Homestead Board consists of no more than seven members. Security Capital currently has one designee on the Board, Mr. Blankenship.

         The Security Capital Investor Agreement also provides Security Capital with registration rights pursuant to which, in certain specified circumstances, Security Capital may request, on not more than three occasions, registration of all of Security Capital's shares pursuant to Rule 415 under the Securities Act of 1933.

ARCHSTONE CONVERTIBLE MORTGAGES

         At December 31, 1999, Homestead owed convertible mortgage notes to Archstone in the amount of $221,333,620. The notes were funded pursuant to a mortgage funding commitment agreement to finance the development of properties acquired by Homestead from Archstone in 1996. The notes are collateralized by 54 Homestead properties with a historical cost of $359.3 million. The notes accrue interest at 9.0% on the principal amount, and require interest only payments every six months on May 28 and November 28. The notes are due October 31, 2006, and are callable on or after May 28, 2001. The notes are convertible, at the option of the holder, into 21,191,262 shares of Homestead common stock at a conversion ratio equal to one share for every approximate $10.44 of principal amount outstanding. Archstone has no further funding commitment.

ARCHSTONE INVESTOR AGREEMENT

         Archstone has entered into an investor and registration rights agreement with Homestead pursuant to which Archstone is entitled to designate one person for nomination to the Board, and Homestead will use its best efforts to cause the election of such nominee, for so long as Archstone has the right to convert in excess of $20 million in principal amount of loans made pursuant to Archstone's funding commitment agreement. Such nominee may, but need not, be a person also nominated by Security Capital pursuant to the Security Capital Investor Agreement. Archstone has designated Mr. Schweitzer as its nominee. In addition, Homestead has granted Archstone registration rights with respect to the issuance upon conversion and the distribution of all of the shares issuable upon conversion of the convertible mortgage notes. Archstone may request three registrations pursuant to Rule 415 under the Securities Act of all shares issued or issuable upon conversion of the convertible mortgage notes. Such registrations, except for the fees and disbursements of counsel to Archstone, shall be at the expense of Homestead.

COMMERZBANK LOAN AGREEMENTS, SECURITY CAPITAL SUBSCRIPTION AGREEMENT AND RIGHTS OFFERING

         During 1999, Homestead had three credit facilities with Commerzbank AG, New York Branch ("CAG"), as the arranger or agent, and other lenders. CAG holds all of the outstanding shares of Security Capital Series B Preferred Stock, which is convertible into shares of Security Capital Class B Common Stock. On March 18, 1999, two of the credit facilities, one in the maximum principal amount of $170 million and secured by mortgages on Homestead's suburban properties (the "Suburban Line") and the other in the maximum principal amount of $30 million and secured by mortgages on Homestead's urban properties (the "Urban Line"), were extended from April 23, 1999, to December 31, 2000. In November 1999 the Urban Line was repaid and terminated. Borrowings under the Suburban Line bore interest at rates equal to 2.0% to 3.0% over LIBOR, or alternatively 1% to 2% over the prime rate or 1.5% to 2.5% over the federal funds rate, with the margin depending upon the ratio of outstanding indebtedness to the amount of qualifying collateral. Additionally, the Suburban Line required a commitment fee of .375% per annum of the average undrawn amount under the Suburban Line. Borrowings under the Urban Line incurred interest at the rate of 3.0% over LIBOR, or alternatively 2.0% over the prime rate or 2.5% over the federal funds rate.

         The third credit facility, which had a maximum principal amount of $200 million (the "Bridge Facility"), bore interest at the Eurodollar rate plus 1.25% or at a base rate of prime plus 0.25%. The line was scheduled to expire on October 31, 1999, and was secured by a subscription agreement with Security Capital for $200 million of convertible subordinated debentures. The subscription obligation was terminated upon the repayment of all amounts owed under the Bridge Facility on May 28, 1999.

         In May 1999 Homestead closed a common stock rights offering for $225 million of shares. Security Capital purchased 77,749,220 shares at $2.75 per share in the common stock rights offering on the same terms and at the same price as all other investors. Security Capital's participation in the rights offering satisfied Security Capital's obligations under the subscription agreement.
                                       12

         On February 29, 2000, Homestead entered into an amended and restated bank credit facility which allows for $110,000,000 of total borrowings of which $35,000,000 is available on a revolving basis. The amended and restated line matures February 28, 2003, bears interest at LIBOR plus 2.5%, is secured by 64 operating properties, permits payment of dividends based upon a definition of free cash flow, and requires maintenance of financial ratio and coverage covenants.

ADMINISTRATIVE SERVICES AGREEMENT

         Homestead and Security Capital are parties to an administrative services agreement (the "Administrative Services Agreement"), under which Security Capital provides Homestead with administrative services for certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable administration, internal audit, cash management, human resources, management information systems, tax administration, shareholder communications and investor relations. The fees payable to Security Capital are fixed fees for particular services provided. Any arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. The Administrative Services Agreement, which expires on December 31, 2000, is renewable for a one-year term, subject to approval by a majority of the independent directors of Homestead. Additionally, Security Capital provides legal administration services under a separate agreement which expires on December 31, 2000. Homestead incurred fees of $5,201,000 for administrative services provided by Security Capital during 1999.

TAX ALLOCATION AGREEMENT

         As a result of Security Capital's ownership in Homestead exceeding 80% after the closing of the May 1999 common stock rights offering, Homestead's results after May 1999 are included in the federal income tax return of Security Capital. Security Capital may utilize tax operating losses generated by Homestead subsequent to May 1999. In order for Security Capital to utilize the net operating loss carryforwards generated by Homestead through May 1999, Homestead must generate future taxable income. To the extent Homestead's net operating loss carryforwards are so utilized on Security Capital's federal tax return, such loss carryforwards will not be available to Homestead in the future. The use of the net operating losses was disclosed in the May 1999 common stock rights offering documents. In order to formalize this understanding, Homestead and Security Capital entered into a tax allocation agreement which provides for tax liability or refund payments between the entities as determined by a defined calculation of Homestead's proportionate share of taxable income versus the total of taxable income for all entities filing as part of Security Capital's federal tax return. The agreement also provides that if a capital transaction were to occur where Security Capital owned less than 50% of Homestead after the transaction, all net operating loss carryforwards generated by Homestead through May 1999 would inure to Security Capital. For 1999 no amounts were paid or due under the agreement

AGREEMENTS WITH OFFICERS AND FORMER OFFICERS

         In January 1999, upon Robert Aldworth's resignation from Homestead as Chief Financial Officer, Homestead and Mr. Aldworth entered into a separation agreement and general release. Under the agreement Homestead paid Mr. Aldworth $400,000 in consideration for a general release by Mr. Aldworth of Homestead and its affiliates from all claims of Mr. Aldworth arising through the date of the agreement.

         In May 1999, upon Michael Cryan's resignation from Homestead as Co-Chairman and Chief Operating Officer, Homestead and Mr. Cryan entered into a separation agreement and general release. Under the agreement Homestead agreed to pay Mr. Cryan $1,245,833 in twelve monthly installments and to pay outplacement services in consideration for a general release by Mr. Cryan of Homestead and its affiliates from all claims of Mr. Cryan arising through the date of the agreement. In addition, Homestead reduced the principal amount and interest outstanding under a secured promissory note, originally made by Mr. Cryan to Homestead in October 1996 in payment for 25,000 shares of Homestead common stock, from $235,000 to $62,500 and forgave payment of the remaining $62,500. Upon forgiveness of the note, all the shares were released from Homestead=s lien and delivered to Mr. Cryan.

         In May 1999, upon Robert Morse's resignation from Homestead as Managing Director, Homestead and Mr. Morse entered into a separation agreement and general release. Under the agreement Homestead agreed to pay Mr. Morse $950,000 in twelve monthly installments and to pay outplacement services in consideration for a general release by Mr. Morse of Homestead and its affiliates from all claims of Mr. Morse arising through the date of the agreement. In addition, Mr. Morse and Homestead amended the stock purchase agreement originally entered into in March 1998 between Mr. Morse and Homestead for the purchase of 31,250 shares and the secured promissory note originally made by Mr. Morse to Homestead in March 1998, in consideration for the shares purchased by Mr. Morse under the stock purchase agreement. The purchase price per share under the stock purchase agreement was reduced from $16.00 to $2.375 and the principal amount of the note was reduced from $500,000 to $74,219. After these modifications, Homestead redeemed the 31,250 shares held by Mr. Morse in consideration for cancellation of the note.

         In February 2000, upon Bryan Flanagan's resignation from Homestead as Senior Vice President and Chief Accounting Officer, Homestead and Mr. Flanagan entered into a separation agreement and general release. Under the agreement, Homestead agreed to pay Mr. Flanagan $310,000 in twelve monthly installments and pay outplacement services and moving expenses, in consideration for a general release by Mr. Flanagan of Homestead and its affiliates from all claims of Mr. Flanagan arising through the date of the agreement.

         In March 2000, upon Mr. Dressler's resignation from Homestead as President and Director, Homestead and Mr. Dressler entered into a separation agreement and general release. Under the agreement, Homestead paid Mr. Dressler $87,500 and agreed to pay him $875,000 in fifteen monthly installments, in consideration for a general release by Mr. Dressler of Homestead and its affiliates from all claims of Mr. Dressler arising through the date of the agreement.

         Homestead and Mr. Dressler entered into a consulting agreement dated as of April 1, 2000, for a twelve-month period. Under the agreement, Homestead agreed to pay Mr. Dressler a monthly consulting fee of $40,000 through March 31, 2001, for services consisting of advice and consultation with respect to the marketing and sale of Homestead's remaining land held for sale and, if applicable, certain developed properties, and oversight of the construction of an expansion of an existing facility at Milpitas, California. All services performed under the consulting agreement will be under the direction of Mr. Blankenship. The ultimate responsibility for making all decisions regarding the marketing and sale of the properties subject to the consulting agreement remain with Homestead and shall be subject to approval by Messrs. Blankenship and Potts. Mr. Dressler will be entitled to a transaction fee from the sale of the properties subject to the consulting agreement in an amount of 1% of the first $90 million of gross receipts (as defined in the consulting agreement) on the sale of the properties and 2% of gross receipts in excess of $90 million on the sale of such properties. A transaction fee will be earned on any properties which are sold before March 31, 2001, or properties under either a binding agreement for sale or a binding letter of intent on or before March 31, 2001, and which close. Any monthly consulting fee paid prior to payment of a transaction fee will be deducted from the transaction fee. The consulting agreement can be terminated for cause, in which event no further amounts will be due Mr. Dressler. Homestead can terminate the consulting agreement without cause after September 30, 2000, upon payment to Mr. Dressler of the greatest of: (a) $360,000; (b) 80% of the total commission value of properties under contract for sale or bona fide offers on properties subject to the consulting agreement; or
(c) the unpaid transaction fees on the sale of properties which close. Mr. Dressler will be entitled to keep any monthly fees or transaction fees paid before termination which are in excess of these minimums.

         During 1999, Mr. Dressler had one outstanding loan from Homestead in the principal amount of $250,000 which was entered into on October 15, 1996. He used the proceeds of that loan to purchase 25,000 restricted shares under the 1996 Long-Term Incentive Plan, which shares vested on October 15, 1998. The loan was due on January 5, 2006, was secured by the shares purchased with the loan proceeds, and interest accrued at the lowest rate charged by Morgan Guaranty Trust Company on maturities of 90 days or less, plus 0.25%. As of July 8, 1999, Homestead agreed to reduce the aggregate amount of principal and interest under the note to $54,687. In September 1999 Mr. Dressler repaid all amounts owed under the note with the proceeds of a bonus paid by Homestead. Upon repayment of the note, the shares were released from Homestead=s lien and were delivered to Mr. Dressler. Mr. Dressler then pledged these shares as additional collateral for a loan from Security Capital to Mr. Dressler.

         Mr. Dressler had six outstanding loans from Security Capital in the aggregate amount of $1,419,113 as of March 1, 2000, which are described below. All these loans were repaid in full in March 2000.

         Under the terms of an amended and restated secured promissory note and related pledge agreement, Security Capital loaned Mr. Dressler $962,113. The note was payable on the earlier of December 31, 2000, or 120 days after Mr. Dressler was no longer an officer of an affiliate of Security Capital. Interest on the unpaid balance accrued at 7.00% per year and was payable annually. The proceeds of the note were used to pay personal obligations of Mr. Dressler. The note was secured by 25,000 shares of Homestead common stock, 1,244.78 Class A Shares of Security Capital and options to purchase Class A Shares of Security Capital owned by Mr. Dressler. The note was also secured by a life insurance policy on Mr. Dressler in the amount of $1,300,000.
                                       14

         Security Capital also loaned Mr. Dressler $207,000 in September 1993 under an unsecured full recourse promissory note. At the time the note was issued, Mr. Dressler was an officer of Security Capital. The note was payable on September 1, 2003, or 90 days after Mr. Dressler was no longer an employee of Security Capital or one of its subsidiaries. Interest on the unpaid principal amount of the note accrued at a floating rate per annum equal to the lowest rate charged by Morgan Guaranty Trust Company of New York to its most creditworthy corporate customers for unsecured loans having a maturity of ninety days or less, in effect from time to time, plus .25%. Interest was payable annually. Mr. Dressler used the proceeds of the loan to purchase Security Capital common stock.

         The other four loans made by Security Capital to Mr. Dressler in 1992 and 1993 were unsecured and full recourse and had an aggregate principal amount of $250,000. At the time these four loans were made, Mr. Dressler was an officer of Security Capital. Each loan was due on January 4, 2001. Interest on the unpaid principal amount of the loans accrued at a floating rate per annum equal to the lowest rate charged by Morgan Guaranty Trust Company of New York to its most creditworthy corporate customers for unsecured loans having a maturity of ninety days or less. Interest was payable semiannually. Mr. Dressler used the proceeds of these four loans to purchase Security Capital common stock.

         Under an agreement entered into as of March 1, 2000, with Security Capital, Mr. Dressler sold to Security Capital 1,244.748 Class A Shares of Security Capital at $640 per share and 25,000 Homestead shares at $2.50 per share for a total of $859,139, executed cashless exercises of options for 1,784.305 Class A Shares of Security Capital and delivered net proceeds of $573,760 to Security Capital, and delivered a check for $577, in full payment of principal and interest on all six notes.

         During 1999, James C. Potts had two loans outstanding with Security Capital in the aggregate principal amount of $255,550 under two unsecured full recourse promissory notes. The first note was in the principal amount of $75,000 and was payable on September 1, 2003. The second note was in the principal amount of $180,550 and was payable on January 5, 2006. Interest under each note accrued on the unpaid principal amount at a floating rate per annum equal to the lowest rate charged by Morgan Guaranty Trust Company of New York to its most creditworthy corporate customers for unsecured loans having a maturity of ninety days or less, in effect from time to time, plus .25%. Interest on the $75,000 note was payable annually and interest on the $180,550 note was payable semiannually. Mr. Potts used the proceeds of the loans to purchase Security Capital common stock. At the time the notes were issued, Mr. Potts was an employee of Security Capital. In February 2000 Mr. Potts repaid both loans in full.

         In January 1999, Mr. Potts and Archstone entered into an agreement pursuant to which Mr. Potts (i) resigned as a trustee of Archstone, (ii) tendered to Archstone 89,136 Common Shares of Archstone, and (iii) agreed to the cancellation of all options and dividend equivalent units of Archstone held by him, and in exchange Archstone forgave the $1,885,308 loan that had been made to Mr. Potts to acquire such Archstone Common Shares and made a cash payment to Mr. Potts of $550,000. At the time the loan was made, Mr. Potts was an officer and trustee of Archstone.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 and pursuant to the authorization granted by that certain Power of Attorney filed by the registrant with its Annual Report on Form 10-K for the year ended December 31, 1999, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HOMESTEAD VILLAGE INCORPORATED


                                      By:   /s/   JEFFREY A. KLOPF

                                      Its:  Senior Vice President and Secretary

                                      Date:  April 26, 2000