Form 10-Q
period 2000-03-31
HOMESTEAD VILLAGE INC
filed 2000-05-15
CIK 1013256

================================================================================
                          UNITED STATES SECURITIES AND
                               EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                               ------------------
                                    FORM 10-Q
                               ------------------
(Mark One)

     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

The number of shares outstanding of the Registrant's common stock as of May 12, 2000 was 120,031,477.
================================================================================

                         HOMESTEAD VILLAGE INCORPORATED
                                TABLE OF CONTENTS

                                                                                                             NUMBER
                                                                                                              PAGE
                                                                                                           -----------

PART I.          Condensed Financial Information

       Item 1.   Financial Statements

                 Condensed Balance Sheets (unaudited) - March 31, 2000 and December 31, 1999...............     3

                 Condensed Statements of Operations (unaudited) - Three-month Periods Ended March 31, 2000
                 and 1999..................................................................................     4

                 Condensed Statements of Cash Flows (unaudited) - Three-month Periods Ended March 31, 2000
                 and 1999..................................................................................     5

                 Notes to Condensed Financial Statements (unaudited).......................................     6

                 Report of Independent Public Accountants..................................................     11

       Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....     12

       Item 3.   Quantitative and Qualitative Disclosures About Market Risk................................     16

PART II.         Other Information

       Item 1.   Legal Proceedings.........................................................................     17

       Item 6.   Exhibits and Reports on Form 8-K.........................................................      17



                         HOMESTEAD VILLAGE INCORPORATED

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                            ASSETS                                                MARCH 31,    DECEMBER 31,
                                                                                                     2000          1999
                                                                                                ------------  ----------------
Current assets:
     Cash and cash equivalents .............................................................    $        214  $      20,747
     Accounts receivable, net of allowance..................................................           7,723          5,767
     Other current assets...................................................................           1,837          1,821
                                                                                                ------------  --------------
          Total current assets..............................................................           9,774         28,335
                                                                                                ------------  --------------
Property and equipment......................................................................       1,103,887      1,111,999
Less accumulated depreciation...............................................................         (82,081)       (72,008)
                                                                                                ------------  --------------
Net investment in property and equipment....................................................       1,021,806      1,039,991
                                                                                                ------------  --------------
Deferred loan costs, net of accumulated amortization........................................           2,638          1,588
Trademark and intangibles, net of accumulated amortization.................................           41,175         41,796
Other assets ...............................................................................          21,824         21,730
                                                                                                ------------  --------------
   Total assets.............................................................................    $1,097,217    $   1,133,440
                                                                                                ============  ==============
                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Line of credit, current................................................................    $        --   $      125,449
     Capital lease obligation, current......................................................           3,932          3,837
     Development costs payable, including retainage.........................................             839          1,101
     Due to affiliate.......................................................................             946            882
     Accrued interest payable to affiliate..................................................           6,917          1,882
     Accrued real estate taxes..............................................................           7,509          7,628
     Accounts payable and other accrued expenses............................................          12,608         12,269
     Accrued payroll and related accrued expenses...........................................           7,214          8,332
     Accrued special charge expense.........................................................           2,130          5,372
                                                                                                ------------  -------------
          Total current liabilities.........................................................          42,095        166,752
Line of credit, non-current.................................................................          80,949            --
Capital lease obligation, noncurrent........................................................         135,998        137,017
Convertible mortgage notes payable to affiliate.............................................         221,334        221,334
                                                                                                ------------  -------------
          Total liabilities.................................................................         480,376        525,103
                                                                                                ------------  -------------

Shareholders' equity:
     Common stock, $.01 par value, 249,822,502 shares authorized, 120,031,477 shares
        issued and outstanding in 2000 and 1999.............................................           1,200          1,200
     Preferred stock, 177,498 shares authorized, none issued................................             --             --
     Additional paid-in capital.............................................................         694,913        694,930
     Accumulated deficit....................................................................         (79,229)       (87,724)
     Less deferred compensation.............................................................             (43)           (69)
                                                                                                ------------  -------------
          Total shareholders' equity........................................................         616,841        608,337
                                                                                                ------------  -------------
          Total liabilities and shareholders' equity........................................    $1,097,217    $   1,133,440
                                                                                                ============  =============

         The accompanying notes are an integral part of these condensed financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                  THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                             ------------------------------
                                                                                                  2000           1999
                                                                                             ------------  -------------
Revenues:
     Room revenue........................................................................... $   59,542     $   48,119
     Other revenue..........................................................................        520             33
                                                                                             ------------  -------------
          Total revenues....................................................................     60,062         48,152
                                                                                             ------------  -------------
Operating expenses:
     Property operating expenses............................................................     25,489         22,030
     Corporate operating expenses...........................................................      6,010          9,694
     Special charge (credit) (Note 3).......................................................     (1,922)           --
     Depreciation and amortization..........................................................     10,962          9,997
                                                                                             ------------  -------------
          Total operating expenses..........................................................     40,539         41,721
                                                                                             ------------  -------------

Operating income............................................................................     19,523          6,431

Interest income.............................................................................        262            154
Interest expense, net of capitalized interest...............................................    (11,290)       (11,316)
                                                                                             ------------  -------------
Earnings (loss) before income taxes and cumulative effect of accounting change..............      8,495         (4,731)
Provision for income taxes..................................................................         --              --
                                                                                             ------------  -------------
Earnings (loss) before cumulative effect of accounting change...............................      8,495         (4,731)
Cumulative effect of accounting change for organizational, pre-opening and
   start-up activities......................................................................        --         (14,230)
                                                                                             ------------  -------------
Net earnings (loss)......................................................................... $    8,495     $  (18,961)
                                                                                             ==========     ===========

Basic weighted average shares outstanding...................................................    120,031          38,245
                                                                                             ==========     ===========
Diluted weighted average shares outstanding.................................................    120,031          38,245
                                                                                             ==========     ===========

Net earnings (loss) per share:
Basic earnings (loss) before cumulative effect of accounting change......................... $     0.07     $    (0.12)
Cumulative effect of accounting change......................................................        --           (0.37)
                                                                                             ==========     ===========
Basic earnings (loss)....................................................................... $     0.07          (0.49)
                                                                                             ==========     ===========

Diluted earnings (loss) before cumulative effect of accounting change....................... $     0.07     $    (0.12)
Cumulative effect of accounting change......................................................        --           (0.37)
                                                                                             ------------  -------------
Diluted earnings (loss)..................................................................... $     0.07          (0.49)
                                                                                             ==========     ===========







              The accompanying notes are an integral part of these
                        condensed financial statements.

                         HOMESTEAD VILLAGE INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                 (IN THOUSANDS)

                                                                                                THREE MONTHS
                                                                                              ENDED MARCH 31,
                                                                                       -------------------------------
                                                                                           2000             1999
                                                                                       ------------  -------------
                         `
Operating activities:
    Net  earnings(loss)...........................................................     $     8,495      $   (18,961)
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Gain on sales of land.....................................................            (713)              --
        Cumulative effect of accounting change....................................              --            14,230
        Depreciation and amortization.............................................          10,962             9,997
        Deferred compensation.....................................................              10               107
        Amortization of deferred loan costs.......................................             368               994
    Change in assets and liabilities:
        Increase in accounts receivable, net of change in allowance...............          (1,956)           (807)
        Decrease in funds held in escrow..........................................              --             1,701
        (Increase) in other current assets........................................             (16)             (243)
        Decrease in accrued real estate taxes.....................................            (119)             (350)
        Increase in accrued interest on convertible mortgage notes................            5,035             4,979
        Decrease in accrued payroll and related accrued expenses..................           (1,118)          (1,570)
        Increase in accounts payable and other accrued expenses...................             338              2,139
        Decrease in accrued special charge........................................          (3,117)           (1,453)
        Increase in due to affiliate..............................................              64                379
                                                                                       --------------   --------------
            Net cash provided by operating activities.............................          18,233             11,142
                                                                                       --------------   --------------

Investing activities:
        Investment in properties, net of development costs payable................          (1,558)          (48,782)
        Proceeds from sales of land...............................................           9,996               --
        Decrease in deposits and pursuit costs....................................              --               688
        Increase in other assets..................................................            (361)           (1,190)
                                                                                       --------------   --------------
            Net cash provided by (used in) investing activities...................           8,077           (49,284)
                                                                                       --------------   --------------

Financing activities:
        Proceeds from lines of credit.............................................              --            41,920
        Payments on line of credit................................................         (44,500)              --
        Deferred loan costs for line of credit....................................          (1,419)           (2,377)
        Payments on mortgage note payable.........................................              --          (122,028)
        Sale of property and equipment, net.......................................              --           127,262
        Payments on capital lease.................................................            (924)           (1,740)
        Payments on other long-term liabilities...................................              --                (3)
        Repurchase of stock.......................................................              --              (107)
        Proceeds from principal payments on notes from officers..................               --                14
                                                                                       --------------   --------------
            Net cash provided by (used in) financing activities...................         (46,843)           42,941
                                                                                       --------------   --------------

Net (decrease) increase in cash and cash equivalents..............................         (20,533)             4,799
Cash and cash equivalents, beginning of period....................................          20,747             12,144
                                                                                       --------------   --------------
Cash and cash equivalents, end of period..........................................     $       214      $      16,943
                                                                                       ==============   ==============

Non-cash investing and financing transaction:

        Increase in property and equipment and lease obligation, from capital lease    $        --      $     145,000
                                                                                       ==============   ==============






              The accompanying notes are an integral part of these
                        condensed financial statements.

                         HOMESTEAD VILLAGE INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1--GENERAL

   Principles of Financial Presentation

     The financial statements of Homestead Village Incorporated ("Homestead") as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 are unaudited, and pursuant to the rules of the Securities and Exchange Commission, certain information and footnote disclosures normally included in financial statements have been omitted. While management of Homestead believes that the disclosures presented are adequate, these interim financial statements should be read in conjunction with the financial statements and notes included in Homestead's 1999 Annual Report on Form 10-K.

     In  the  opinion  of  management,   the  accompanying  unaudited  financial
statements  contain  all  adjustments,   consisting  only  of  normal  recurring
adjustments, necessary for a fair presentation of Homestead's financial statements for the interim periods presented. The results of operations for the three-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the entire year.

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

   Per Share Data

     Basic  earnings  (loss) per share is  calculated  by dividing  net earnings
(loss) available to common shareholders by weighted average common shares outstanding. Diluted earnings per share is equivalent to basic earnings per share unless dilution results from a calculation which divides adjusted earnings available to common shareholders by adjusted weighted average common shares outstanding. Adjusted earnings available for common shareholders adds back all net interest expense from convertible debt. Adjusted weighted average shares outstanding includes any dilutive effect of options using the treasury stock method and the dilutive effect of convertible debt. For the three-month periods ended March 31, 2000 and 1999 exercise of options and conversion of debt is not assumed as the effects are not dilutive in 2000 and are anti-dilutive in a period of loss in 1999.

     A reconciliation of the numerators and denominators used to calculate basic and diluted earnings (loss) per share for the periods indicated follows (in thousands, except per share amounts):

                                                                                     THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                               ------------------------------
                                                                                    2000            1999
                                                                                    ----            ----
     Net earnings (loss) attributable to common shares
       before cumulative effect of accounting change..........................  $    8,495       $ (4,731)
                                                                               ===========      ==========

     Weighted average shares outstanding - basic..............................     120,031          38,245
                                                                               ===========      ==========

     Net  earnings  (loss)  per share  before  cumulative  effect of  accounting change:
     Basic....................................................................  $    0.07        $  (0.12)
                                                                               ===========      ==========
     Diluted..................................................................  $    0.07        $  (0.12)
                                                                               ===========      ==========

   Reclassifications

     Certain 1999 financial statement amounts have been reclassified to conform to the 2000 presentation.

   New Accounting Rules

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


NOTE 2--PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                                                  MARCH 31, 2000         DECEMBER 31, 1999
                                                             --------------------------------------------------
                                                               NUMBER OF                NUMBER OF
                                                              PROPERTIES/                            CARRYING
                                                                            CARRYING   PROPERTIES/
                                                                PARCELS      AMOUNT      PARCELS      AMOUNT
                                                             --------------------------------------------------

            Operating properties:
               Owned properties:
                    Land....................................               $ 197,232                $ 197,226
                    Buildings and improvements..............                 658,924                  658,668
                    Furniture, fixtures and equipment.......                  89,036                   88,145
                                                                           -----------              -----------
                 Subtotal, owned properties.................       118       945,192        118       944,039
               Properties under a capital lease.............        18       145,000         18       145,000
                                                                  ----                     ----
                                                                           -----------              -----------
                                                                   136     1,090,192        136     1,089,039
                                                                   ===                      ===
            Under construction..............................        --            --         --            --
                                                                   ===                      ===
            Land held for development.......................       (a)         1,177         --            --
                                                                 =====                      ===
            Land held for sale, including excess parcels....         9        12,518         13        22,960
                                                                 =====                     ====
                                                                           ===========              ===========
                      Total.................................               $1,103,887               $1,111,999
                                                                           ===========              ===========


(a) Land held for development at March 31, 2000 consists of one excess parcel upon which Homestead will expand an existing operating property. The excess parcel had been held for sale as of December 31, 1999.

     Land held for sale at March 31, 2000 consists of seven suburban sites and two excess parcels located adjacent to operating properties. During the first quarter of 2000 the sole remaining urban site was sold, as well as a suburban site and an excess land parcel, for aggregate proceeds of approximately $9.9 million.

NOTE 3--SPECIAL CHARGE CREDIT

     In 1999 Homestead recorded a special charge of $65.3 million primarily for write-downs of land to be held for sale, write-offs of pursuit costs, closure of offices and discontinuance of new initiatives, and severance of personnel costs. In the quarter ended March 31, 2000 credit adjustments have been recorded consisting of gains on sales of land and anticipated cost recoveries of approximately $2.0 million and a decrease in the costs of closing administrative offices (due to Homestead obtaining subleases for unused space) of approximately $1.2 million. The credit adjustments were offset by additional severance costs for the separation of 2 executive officers in first quarter 2000 estimated at $1.3 million.

     The remaining $2.1 million liability for special charge expenses at March 31, 2000 consists of approximately $2.2 million of unpaid severance costs, approximately $1.3 million for ongoing costs of closed offices, and approximately $1.4 million of estimated recoveries of costs.


NOTE 4--DEBT

     The following table summarizes Homestead's outstanding debt.

                                                                             MARCH 31,          DECEMBER 31,
                                                                                2000                 1999
                                                                          ----------------    -----------------

                                                                            (UNAUDITED)

            Credit facility:
               Revolving portion......................................... $         5,949     $        125,449
               Term portion..............................................          75,000                   --
                                                                          ----------------    -----------------
                 Total credit facility...................................          80,949             125,449
            Capital lease obligation.....................................         139,930              140,854
            Convertible mortgage notes...................................         221,334              221,334
                                                                          ----------------    -----------------
                 Total debt.............................................. $       442,213     $        487,637
                                                                          ================    =================

   Credit Facility

     On February 29, 2000 Homestead entered into an amended and restated bank credit facility which allows for $110 million of total borrowings of which $35 million is available on a revolving basis and $75 million is a term loan. Any repayment on the term loan before the maturity date cancels the term loan commitment in the amount of the repayment. The amended and restated facility matures February 28, 2003, bears interest at LIBOR plus 2.5%, is secured by 64 operating properties and permits payment of dividends based upon a definition of free cash flow. The amended and restated credit facility requires maintenance of financial ratio and coverage covenants effective with first quarter 2000. Homestead was in compliance with all covenants under its credit facility as of March 31, 2000.

     As of March 31, 2000, Homestead has an outstanding balance of $80.9 million under the credit facility, of which $75 million was outstanding on the term portion and $5.9 million was outstanding on the revolving portion.

     Convertible Mortgage Notes Payable

     At March 31, 2000 Homestead owed convertible mortgage notes to Archstone Communities Trust ("Archstone"), an affiliate, in the principal amount of $221.3 million. The notes are collateralized by mortgages on 54 Homestead properties with a historical cost of $359.6 million. The notes accrue interest at 9.0% on the principal amount and require interest only payments every six months on May 28 and November 28 of each year. The notes are due October 31, 2006, and are callable on or after May 28, 2001. The notes are convertible, at the option of the holder, into 21,191,262 shares of Homestead common stock (a conversion ratio equal to one share of common stock for every approximate $10.44 of principal amount outstanding).

   Capital Lease Obligation

     Homestead operates eighteen properties under a long-term lease through December 2015 and pays a minimum rent of approximately $16 million per year and a minimum of $1.5 million per year payment to a furniture, fixtures and equipment reserve. Homestead posted a security deposit equal to one year's rent.

     The lease is considered a capital lease for financial reporting purposes and thus the present value of the minimum lease payments discounted at approximately 9.8% has been recorded as an asset of $145,000,000, being amortized over the lease term, and an obligation, which is reduced over the term of the lease by allocating rent payments between interest expense and reduction of the lease obligation. Future minimum payments aggregate $17,460,000 per year, or a total of $274,995,000 for the remainder of 2000 through 2015, of which $135,065,000 represents interest. The balance of the obligation at March 31, 2000 was $139,930,000.

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

   Interest

     The following summarizes Homestead's interest expense (in thousands):

                                                                                         THREE MONTH PERIODS ENDED
                                                                                                 MARCH 31,
                                                                                       -------------------------------
                                                                                           2000             1999
                                                                                       --------------   --------------
    Credit facilities..............................................................    $      2,822     $      7,622
    Convertible mortgage notes....................................................            5,035            4,980
    Mortgage note payable..........................................................              --            1,282
    Capital lease obligation......................................................            3,433            1,407
    Other.........................................................................               --              193
                                                                                       --------------   --------------
        Total interest cost.......................................................           11,290           15,484
    Capitalized interest..........................................................               --          (4,168)
                                                                                       --------------   --------------
        Net interest expense......................................................     $     11,290     $     11,316
                                                                                       ==============   ==============
    Amortization of deferred financing costs included in interest cost............     $        368     $        994
                                                                                       ==============   ==============

     The total interest paid in cash for the three-month periods ended March 31, 2000 and 1999 was $6,434,000 and $9,571,000, respectively.


NOTE 5--INCOME TAXES

     As Security Capital Group Incorporated's ("Security Capital's") ownership in Homestead exceeded 80% as of May 1999, Homestead's results after May 1999 are included in Security Capital's federal income tax return. Security Capital may utilize tax operating losses generated by Homestead subsequent to May 1999. In order for Security Capital to utilize the net operating loss carryforwards generated through May 1999, Homestead must generate future taxable income. To the extent Homestead's net operating loss carryforwards are so utilized on Security Capital's federal income tax returns, such loss carryforwards will not be available to Homestead in the future. Homestead and Security Capital have entered into a tax allocation agreement which provides for tax liability or refund payments between the entities as determined by a defined calculation of Homestead's proportionate share of taxable income versus the total taxable income for all entities filing as part of Security Capital's federal tax return. The agreement also provides that if a capital transaction were to occur where Security Capital owned less than 50% of Homestead after the transaction, all net operating loss carryforwards generated by Homestead through May 1999 would inure to Security Capital.

     Homestead presents in its financial statements its provision for taxes as though Homestead filed a separate return. Deferred tax assets relate primarily to: (1) the difference in the carrying amount of deferred financing costs recognized at formation and in connection with subsequent fundings of convertible mortgage notes payable for financial reporting purposes and the amount recognized for tax purposes; (2) the difference in the carrying amount of the lease obligation, convertible mortgage notes, and other liabilities for financial reporting purposes and the amount recognized for tax purposes; and (3) tax net operating loss. Deferred tax liabilities relate primarily to the difference in the carrying amount and the methods of depreciation of certain depreciable assets for financial reporting purposes and the amount recognized for tax purposes. A valuation allowance has been recognized to offset the net deferred tax assets, due to uncertainty of realization of those deferred tax assets in future years.


NOTE 6--ADMINISTRATIVE SERVICES AGREEMENT

     Homestead and Security Capital have an administrative services agreement (the "Administrative Services Agreement"), pursuant to which Security Capital provides Homestead with administrative services with respect to certain aspects of Homestead's business. These services include, but are not limited to, insurance administration, accounts payable administration, internal audit, cash management, human resources, management information systems, tax administration, shareholder communications, and investor relations. Any arrangements under the Administrative Services Agreement for the provision of services are required to be commercially reasonable and on terms not less favorable than those which could be obtained from unaffiliated third parties. The Administrative Services Agreement, which expires December 31, 2000, is renewable for a one-year term, subject to approval by a majority of the independent members of the Homestead Board of Directors. Additionally, Security Capital provides legal administration services under a separate agreement which expires December 31, 2000. Total administrative services fees for the three-month periods ended March 31, 2000 and 1999 were $1,215,000 and $1,457,000, respectively.


NOTE 7--COMMITMENTS AND CONTINGENCIES

     Other than described below Homestead is not a party to any litigation or claims, other than routine matters arising out of the ordinary course of business that are incidental to the development process and operation of the business of Homestead. As a result of the announcement on March 23, 2000 of Security Capital's proposal to Homestead to purchase all shares of Homestead common stock not already owned by Security Capital, several lawsuits (the "Actions") were filed against Homestead, Security Capital, and Homestead's directors which purport to be stockholder class actions alleging the proposed $3.40 cash per share offer was unfair and breaches of duties of Security Capital and Homestead directors. On May 2, 2000, as the result of negotiations between counsel for parties in the Actions, an agreement in principle was reached providing for the settlement of the Actions, subject to court approval and the completion of the merger, among other things. Homestead does not believe that the results of all claims and litigation, individually or in the aggregate, will have a material adverse effect on its business, financial position or results of operation.

NOTE 8--PROPOSED TRANSACTION WITH SECURITY CAPITAL

     On March 23, 2000, Security Capital submitted a letter to the Homestead Board of Directors setting forth Security Capital's proposal to acquire all outstanding shares of Homestead common stock not currently beneficially owned by Security Capital for $3.40 per share in cash. On May 2, 2000, Homestead announced that it has entered into a definitive merger agreement providing for the acquisition by cash tender offer by Security Capital for all the shares of Homestead's common stock and the associated preferred share purchase rights not owned by Security Capital at $4.10 per share. Any shares of Homestead common stock and associated preferred share purchase rights not purchased in the tender offer will be acquired by Security Capital in a subsequent merger transaction at the same $4.10 per share cash price. On May 9, 2000 Security Capital commenced a cash tender offer for all shares of Homestead common stock and the associated preferred share purchase rights not owned by Security Capital at $4.10 per share.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Homestead Village Incorporated:


     We have reviewed the accompanying condensed consolidated balance sheet of Homestead Village Incorporated (a Maryland corporation) and subsidiaries as of March 31, 2000 and the related condensed consolidated statements of operations for the three-month periods ended March 31, 2000 and 1999 and the related condensed consolidated statements of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Homestead Village Incorporated and subsidiaries as of December 31, 1999, and in our report dated January 28, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                               ARTHUR ANDERSEN LLP

Atlanta, Georgia
April 28, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with Homestead's 1999 Annual Report on Form 10-K (the "1999 Form 10-K") as well as the financial statements and the notes thereto in Item 1 of this report. In addition to historical information, this discussion contains forward-looking statements under the federal securities laws. These statements are based on current expectations, estimates and projections about the industry and markets in which Homestead operates, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Among the important factors that could cause Homestead's actual results to differ materially from those expressed in the forward-looking statements are (i) changes in general economic conditions in its target markets that could adversely affect demand for Homestead's properties, (ii) the effects of increased or unexpected competition with respect to one or more properties,
(iii) availability to Homestead of debt or equity financing, (iv) the matters described under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors" in Item 7 of the 1999 Form 10-K, (v) changes in financial markets and interest rates that could adversely affect Homestead's cost of capital and its ability to meet its financing needs and obligations,
(vi) weather, and (vii) the ability of potential buyers of land held for sale to obtain financing for such purchases.


OVERVIEW

     First quarter 2000 results reflect the transition of Homestead to an operating company composed of 136 stabilized properties with, management believes, an appropriately scaled corporate overhead structure. The transition, which largely took place during 1999, included focusing on Homestead's balance sheet to dispose of land held for sale, reduce debt balances, and extend the maturities of debt; focusing on property operations to maximize cash flow from operations, and reducing corporate overhead costs to a level appropriate for a 136-property operating company. By first quarter 2000 the effects of the transition are reflected in Homestead's improved operating results and, through additional first quarter 2000 land sales and debt repayments, a further strengthened balance sheet at the end of the quarter.

   Balance Sheet Focus

     Homestead has reduced its debt to $442.2 million at March 31, 2000 (from $487.6 million at December 31, 1999), which primarily reflects repayment of $44.5 million on the bank line of credit during first quarter 2000. Homestead reduced the bank debt in first quarter 2000 by utilizing cash on hand, cash from operations and proceeds from the sales of land. Land sales in the quarter generated net proceeds of approximately $9.9 million from the sale of the sole remaining urban site, one suburban site and an excess land parcel.

     In addition to the debt reductions, on February 29, 2000 Homestead entered into an amended and restated bank credit facility which allows for $110 million of total borrowings of which $35 million is available on a revolving basis. The amended and restated line matures February 28, 2003 (the former facility was due December 2000), bears interest at LIBOR plus 2.5%, is secured by 64 operating properties, and permits payment of dividends based upon a definition of free cash flow.

   Focus on Property Operations

   Beginning in late second quarter 1999 Homestead lowered rates in selected markets which were experiencing competitive pressures. Management believes the improvements in occupancy levels and revenues for the three months ended March 31, 2000 were partially due to these actions. Occupancy of same-store properties increased 560 basis points from 65.1% for the three months ended March 31, 1999 to 70.7% for the same period in 2000.

   Reduction of Overhead

     In May 1999, Homestead's management established a goal of reducing overhead to reflect a company with stabilized operations of 136 properties. In the first quarter of 2000, on an annualized basis, total overhead costs was reduced to $24.5 million from $48.6 million from the same period in 1999.

   Proposed Transaction with Security Capital

     On March 23, 2000, Security Capital submitted a letter to the Homestead Board of Directors setting forth Security Capital's proposal to acquire all outstanding shares of Homestead common stock not currently beneficially owned by Security Capital for $3.40 per share in cash. On May 2, 2000, Homestead announced that it has entered into a definitive merger agreement providing for the acquisition by cash tender offer by Security Capital for all the shares of Homestead's common stock and the associated preferred share purchase rights not owned by Security Capital at $4.10 per share. Any shares of Homestead common stock and associated preferred share purchase rights not purchased in the tender offer will be acquired by Security Capital in a subsequent merger transaction at the same $4.10 per share cash price. On May 9, 2000, Security Capital commenced a cash tender for all the shares of Homestead common stock and the associated preferred share purchase rights not owned by Security Capital at $4.10 per share.


RESULTS OF OPERATIONS

   Three Months Ended March 31, 2000 and 1999

     Net earnings (loss), for the three months ended March 31, 2000 and 1999 were $8.49 million and $(18.96) million, respectively. Net earnings for the three-month period ended March 31, 2000 includes a special charge credit of $1.9 million relating to an adjustment to the second quarter 1999 special charge and additional severances in first quarter 2000. The net loss for the three month-period ended March 31, 1999 includes a cumulative effect of an accounting change of $14.2 million relating to Homestead's adoption of Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities" beginning with its 1999 fiscal year. Net earnings (loss) before the special charge credit and cumulative effect was $6.6 million for the three month period ended March 31, 2000 and ($4.7) million for the three-month period ended March 31, 1999. The $11.3 million increase is primarily attributable to an increase of $11.4 million in room revenue. A discussion of the major components of net earnings (loss) follows.

   Property Operations

     Homestead's first quarter 2000 revenue per available room performance shows a 14.0% increase compared to the same period of 1999 which reflects higher occupancy levels offset partially by lower average weekly rates. The following table sets forth certain information for Homestead's total operating property portfolio for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                     -------------------------------------
                                                         2000         1999      CHANGE
                                                     -------------------------------------
Weekly RevPAR(1).....................................    $252         $221       14.0%
Average Weekly Rate(2)...............................    $349         $352      (0.8%)
Occupancy............................................    72.2%        62.8%       9.4
Number of Operating Properties at Period End.........     136          125        8.8%
Property Operating Income Margin.....................    57.4%        54.2%       3.2
----------

(1) Weekly revenue per available room ("RevPAR") is determined by dividing room revenue by the number of guest room days available for the period and multiplying by seven.

(2) Average weekly rate is determined by dividing room revenue by the number of guest room days occupied for the period and multiplying by seven.

     Homestead's 11 new openings since the end of the first quarter of 1999 account for approximately one-half of the room revenue increase of $11.4 million (23.7%) for the three months ended March 31, 2000 as compared to the same period in 1999. The remainder of the increase in room revenue is primarily due to stabilized operations of properties which were in a pre-stabilized status in first quarter 1999 and the effect of occupancy increases on RevPAR of properties operating and stabilized in both periods. Total property operating expenses increased $3.5 million (15.7%) for the three months ended March 31, 2000 over 1999. The increase is due primarily to the increase in the number of operating properties as noted above.

   Same-Store Properties

     Homestead had 100 properties which were operating and stabilized ("stabilized" means those properties which obtained 80% occupancy for a one-week period or have been opened for 24 weeks) throughout both three-month periods ended March 31, 2000 and 1999 ("same-store" properties). RevPAR for the three months ended March 31, 2000 for the same-store properties increased to $230 from $219 for the same period in 1999. The RevPAR increase was due to an increase in occupancy to 70.7% for the three month period ended March 31, 2000 from 65.1% for the same period in 1999, offset in part by a decrease in the average weekly rate of $11 (3.3%) for the three months ended March 31, 2000 as compared to the same period in 1999. The increase in RevPAR and occupancy is a result of management's efforts to improve occupancy in select markets by reducing room rates.

   Corporate Operating Expenses

     Corporate operating expenses decreased $3.7 million for the three month period ended March 31, 2000 as compared to the same period in 1999. The decrease is due to the severance of personnel and the cost reductions initiated in May 1999.

   Depreciation and Amortization

     Depreciation and amortization increased $965,000 for the three months ended March 31, 2000 as compared to the same period in 1999 primarily due to the increased number of properties operating for the three-month period ended March 31, 2000 as compared to the same period in 1999.

   Interest Income

     Interest income of $262,000 and $154,000 for the three months ended March 31, 2000 and 1999, respectively, was a result of interest earned from investment of excess cash on hand.

   Interest Expense

     The following summarizes Homestead's interest expense (in thousands):

                                                                       THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  -----------------------------
                                                                       2000          1999
                                                                  -----------------------------
    Credit facilities.............................................$      2,822   $     7,622
    Convertible mortgage notes....................................       5,035         4,980
    Mortgage note payable.........................................          --         1,282
    Capital lease obligation......................................       3,433         1,407
    Other.........................................................          --           193
                                                                  -------------  --------------
        Total interest cost.......................................      11,290        15,484
    Capitalized interest..........................................           --      (4,168)
                                                                  -------------  --------------
        Net interest expense......................................$     11,290   $    11,316
                                                                  =============  ==============

    Amortization of deferred financing costs included in
      interest cost                                               $        368   $       994
                                                                  =============  ==============


     Interest expense on credit facilities borrowings decreased $4.8 million for the three months ended March 31, 2000 as compared to the same period in 1999 due primarily to a lower average outstanding balance ($111.0 million in 2000 compared to $376.5 million in 1999).

     Homestead incurred $1.3 million in interest cost for the three months ended March 31, 1999 relating to a mortgage note which was repaid on February 23, 1999 with proceeds from the sale-leaseback of properties. Homestead incurred $3.4 million and $1.4 million in interest cost in the three months ended March 31, 2000 and 1999, respectively, as a result of the leaseback of such properties under a capital lease.

     In 1999 interest cost on borrowings was offset by interest capitalized with respect to Homestead's development activities. Capitalized interest levels are reflective of Homestead's cost of funds and the level of development activity. Capitalized interest decreased by $4.2 million for the three months ended March 31, 2000 as compared to the same period in 1999 due to the completion of all properties in construction during the second quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES

   Investing and Financing Activities

     During the three month periods ended March 31, 2000 and 1999, Homestead invested $1.6 million and $48.8 million, respectively in Homestead properties. The amounts invested in the three months ended March 31, 2000 were financed primarily from cash flows from operations. The amounts invested in the three months ended March 31, 1999 were financed primarily from borrowings under the lines of credit.

     During the first three months of 2000, Homestead reduced its debt from $487.6 million at December 31, 1999 to $442.2 million at March 31, 2000 by paying a total of $44.5 million on the line of credit reducing its line of credit to $80.9 million.

     Homestead believes it will have adequate cash resources from cash on hand and cash flow from operations to fund its debt service needs and payment of severances and other special charge liabilities. In addition Homestead may generate additional cash by the sale of the remaining land held for sale, but no assurance can be given that such sales will occur or provide significant net proceeds. While Homestead believes it will continue to generate positive cash flow from operations of its properties, there can be no assurance of generation of positive cash flow from future operations due to the risks of operations of lodging properties including competitive pressures, rates, occupancies, and costs of operation. Additionally, Homestead's ability to meet its obligations could be adversely affected by increases in interest rates.

   Operating Activities

     Net cash flow provided by operating activities increased by $7.1 million for the three months ended March 31, 2000 as compared to 1999. The increase is due primarily to an increase in cash from operations provided by the growth in the number of operating properties as described under "Results of Operations."


ENVIRONMENTAL MATTERS

    Homestead is not aware of, nor does it expect, any environmental condition on its properties to have a material adverse effect upon its business, results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk

     Homestead's exposure to market risk for changes in interest rates relates primarily to its credit facility. On February 29, 2000, the credit facility was amended and restated to provide for, among other things, interest at LIBOR plus 2.5% and a due date of February 28, 2003. As the facility bears interest at a rate which fluctuates with the market, fair value approximates carrying value at the balance sheet date.

     As of March 31, 2000 no other significant change had occurred in Homestead's interest rate risk as discussed in Homestead's 1999 Annual Report on Form 10-K.

                            PART II OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         As a result of the announcement on March 23, 2000, of Security Capital's proposal to Homestead to purchase all shares of Homestead common stock not already owned by Security Capital for $3.40 per share, and before the Homestead Board of Directors took any action with respect to the proposal, several lawsuits were filed against Homestead, Security Capital and Homestead's directors. Homestead, Security Capital and Homestead's directors have been named as defendants in four purported stockholder class actions. Three of these actions have been filed in the Circuit Court for Baltimore City, Maryland, and are captioned Earl Joseph Maisonneuve v. Eugene B. Vesell, et al.; Robert Merritt v. Security Capital Group Incorporated; and Harold McClintock v. C. Ronald Blankenship, et al. One of these actions has been filed in the Circuit Court for Montgomery County, Maryland, and is captioned Aron Rubin v. Homestead Village, Inc., et al. The allegations in all four cases (the "Actions") are substantially similar, and each complaint in the Actions alleges that (a) the Security Capital proposal of $3.40 in cash per share was unfair, (b) Security Capital and the Homestead directors were breaching their duties to the stockholders of Homestead not affiliated with Security Capital in connection with the Homestead proposal, and (c) appropriate steps were not being taken to insure that the stockholders of Homestead not affiliated with Security Capital would receive fair value for their Homestead shares in any transaction that might occur. As relief, the complaints in the Actions sought, among other things, damages in an unspecified amount and rescission of the transaction, if effected. In addition, the action brought by Harold McClintock was also filed in a Georgia court and is captioned Harold McClintock v. C. Ronald Blankenship. The plaintiff has filed a motion to dismiss the Georgia action; however, the court has not yet granted the motion.

     On May 2, 2000, as the result of negotiations between counsel for parties in the Actions, an agreement in principle was reached providing for the settlement of the Actions, subject to Court approval and the completion of the merger, among other things. Homestead does not believe that the results of the settlement will have a material adverse effect on its business, financial position or results of operations.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

10.1     Change in Control Agreement between James C. Potts and Homestead

10.2 Agreement and Plan of Merger by and among Security Capital Group Incorporated, HSD Acquisition Corporation and Homestead Village
         Incorporated  dated as of May 2,  2000  (previously  filed  as  Exhibit
         (d)(1) to Schedule TO of Security Capital Group Incorporated dated May 9, 2000, and incorporated by reference).

15       Letter regarding unaudited interim financial information

27       Financial Data Schedules

     (b) Reports on Form 8-K.

    Form              Date            Items Reported        Financial Statements

    8-K         March 29, 2000          Item 5,7                    No
    8-K         April 10, 2000          Item 5,7                    No

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                      HOMESTEAD VILLAGE INCORPORATED

                                      /S/ A. RICHARD MOORE
                                      Interim Chief Financial Officer
                                      (Principal Financial Officer)


                                      /S/ F. JOSEPH ROGERS
                                      Vice President
                                      (Principal Accounting Officer)



Date:  May 12, 2000